Form 10-Q
period 2024-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2024-10-30
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 8, 2024, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 3Q 2024 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 3Q 2024 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2023 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2024 included in Financial Statements.
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

Freddie Mac 3Q 2024 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $3.1 billion, an increase of $420 million year-over-year, primarily driven by a decline in non-interest expense, as the prior period included a $313 million additional expense accrual.
■    Net revenues were $5.8 billion, an increase of 3% year-over-year, primarily driven by higher net interest income.
■    Net worth was $56.4 billion as of September 30, 2024, up from $44.7 billion as of September 30, 2023. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $125.9 billion on September 30, 2024, and will increase to $129.0 billion on December 31, 2024 based on the increase in net worth in 3Q 2024.
Market Liquidity

                      Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $113 billion in liquidity to the mortgage market in 3Q 2024, which enabled the financing of 415,000 home purchases, refinancings, and rental units.

Freddie Mac 3Q 2024 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.5 trillion at September 30, 2024, continuing to grow at a moderate pace.
●    Our Single-Family mortgage portfolio was $3.1 trillion at September 30, 2024, up 2% year-over-year.
●    Our Multifamily mortgage portfolio was $452 billion at September 30, 2024, up 5% year-over-year.
Credit Enhancement Coverage

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

62%
61%
61%
62%
62%
$1,865
$1,860
$1,867
$1,900
$1,897
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

95%
94%
94%
95%
93%
$410
$415
$415
$423
$421
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
UPB
Percentage

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various types of credit enhancements, such as primary mortgage insurance and CRT transactions, to reduce our credit risk exposure and transfer a portion of the credit risk on certain loans in our mortgage portfolio to third parties. At September 30, 2024, we had credit enhancement coverage on 62% of our Single-Family mortgage portfolio and 93% of our Multifamily mortgage portfolio. See MD&A - Risk Management – Credit Risk for additional information on our credit enhancements.

Freddie Mac 3Q 2024 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
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
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index (seasonally adjusted rate).

U.S. Single-Family Mortgage Originations
(UPB in billions)

Source: Freddie Mac and Inside Mortgage Finance.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. The 3Q 2024 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in trillions)

$13.7
$13.9
$14.0
$14.0
$14.1
$3.0
$3.0
$3.0
$3.0
$3.1
2Q23
3Q23
4Q23
1Q24
2Q24
Freddie Mac Single-Family mortgage portfolio
U.S. single-family mortgage debt outstanding

Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 3Q 2024 U.S. single-family mortgage debt outstanding balance is not yet available.

Freddie Mac 3Q 2024 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents
Source: Reis.

Multifamily Quarterly Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS conduit market, excluding REOs). The 3Q 2024 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 3Q 2024 U.S. multifamily mortgage debt outstanding balance is not yet available.

Freddie Mac 3Q 2024 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change				Change
(Dollars in millions)	3Q 2024	3Q 2023	$	%	YTD 2024	YTD 2023	$	%(1)
Net interest income	$4,999	$4,749	$250	5%	$14,686	$13,773	$913	7%
Non-interest income	839	941	(102)	(11)	2,897	2,083	814	39
Net revenues	5,838	5,690	148	3	17,583	15,856	1,727	11
(Provision) benefit for credit losses	191	263	(72)	(27)	(384)	405	(789)	NM
Non-interest expense	(2,183)	(2,576)	393	15	(6,439)	(6,712)	273	4
Income before income tax expense	3,846	3,377	469	14	10,760	9,549	1,211	13
Income tax expense	(741)	(692)	(49)	(7)	(2,124)	(1,925)	(199)	(10)
Net income	3,105	2,685	420	16	8,636	7,624	1,012	13
Other comprehensive income (loss), net of taxes and reclassification adjustments	62	19	43	226	32	19	13	68
Comprehensive income	$3,167	$2,704	$463	17%	$8,668	$7,643	$1,025	13%
(1)NM - not meaningful.
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	3Q 2024	3Q 2023	$	%	YTD 2024	YTD 2023	$	%
Guarantee net interest income:
Contractual net interest income	$3,844	$3,695	$149	4%	$11,430	$11,019	$411	4%
Deferred fee income	188	316	(128)	(41)	533	755	(222)	(29)
Total guarantee net interest income	4,032	4,011	21	1	11,963	11,774	189	2
Investments net interest income	1,511	1,675	(164)	(10)	4,595	4,718	(123)	(3)
Impact on net interest income from hedge accounting	(544)	(937)	393	42	(1,872)	(2,719)	847	31
Net interest income	$4,999	$4,749	$250	5%	$14,686	$13,773	$913	7%
Key Drivers:
■    Guarantee net interest income
●    YTD 2024 vs. YTD 2023 - Increased primarily due to continued mortgage portfolio growth.
■    Impact on net interest income from hedge accounting
●    3Q 2024 vs. 3Q 2023 and YTD 2024 vs. YTD 2023 - Decreased due to lower expense related to debt in hedge accounting relationships.

Freddie Mac 3Q 2024 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	3Q 2024			3Q 2023
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,848	$103	4.10%	$13,523	$145	4.19%
Securities purchased under agreements to resell	109,863	1,511	5.50	122,140	1,660	5.43
Investment securities	45,616	510	4.48	41,169	427	4.15
Mortgage loans(1)	3,133,839	27,640	3.53	3,069,177	24,525	3.20
Other assets	2,624	45	6.72	2,839	42	5.79
Total interest-earning assets	3,301,790	29,809	3.62	3,248,848	26,799	3.30
Interest-bearing liabilities:
Debt of consolidated trusts	3,064,773	(22,330)	(2.91)	3,005,595	(19,383)	(2.58)
Debt of Freddie Mac	178,148	(2,480)	(5.56)	193,925	(2,667)	(5.49)
Total interest-bearing liabilities	3,242,921	(24,810)	(3.06)	3,199,520	(22,050)	(2.76)
Impact of net non-interest-bearing funding	58,869	—	0.05	49,328	—	0.04
Total funding of interest-earning assets	3,301,790	(24,810)	(3.01)	3,248,848	(22,050)	(2.72)
Net interest income/yield		$4,999	0.61%		$4,749	0.58%
(1)Loan fees included in net interest income were $0.3 and $0.2 billion during 3Q 2024 and 3Q 2023, respectively.

	YTD 2024			YTD 2023
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$11,119	$351	4.15%	$13,618	$401	3.88%
Securities purchased under agreements to resell	112,825	4,636	5.48	118,891	4,502	5.05
Investment securities	42,936	1,464	4.55	39,637	1,106	3.72
Mortgage loans(1)	3,115,870	80,690	3.45	3,052,953	71,427	3.12
Other assets	2,339	117	6.58	2,506	105	5.53
Total interest-earning assets	3,285,089	87,258	3.55	3,227,605	77,541	3.20
Interest-bearing liabilities:
Debt of consolidated trusts	3,049,742	(65,086)	(2.85)	2,988,356	(56,252)	(2.51)
Debt of Freddie Mac	179,719	(7,486)	(5.55)	194,319	(7,516)	(5.15)
Total interest-bearing liabilities	3,229,461	(72,572)	(3.00)	3,182,675	(63,768)	(2.67)
Impact of net non-interest-bearing funding	55,628	—	0.05	44,930	—	0.04
Total funding of interest-earning assets	3,285,089	(72,572)	(2.95)	3,227,605	(63,768)	(2.63)
Net interest income/yield		$14,686	0.60%		$13,773	0.57%
(1)Loan fees included in net interest income were $0.9 and $0.8 billion during YTD 2024 and YTD 2023, respectively.

Freddie Mac 3Q 2024 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change				Change
(Dollars in millions)	3Q 2024	3Q 2023	$	%	YTD 2024	YTD 2023	$	%
Guarantee income	$487	$301	$186	62%	$1,366	$1,076	$290	27%
Investment gains, net	243	555	(312)	(56)	1,197	741	456	62
Other income	109	85	24	28	334	266	68	26
Non-interest income	$839	$941	($102)	(11)%	$2,897	$2,083	$814	39%
Key Drivers:
■    Guarantee income
●    3Q 2024 vs. 3Q 2023 - Increased primarily due to lower fair value losses on guarantee assets as a result of medium-term interest rate declines in 3Q 2024.
●    YTD 2024 vs. YTD 2023 - Increased primarily due to lower fair value losses on guarantee assets as a result of medium-term interest rate declines and favorable fair value changes on guarantee assets from prepayment rates in YTD 2024.
■    Investment gains, net
●    3Q 2024 vs. 3Q 2023 - Decreased primarily due to impacts from interest-rate risk management activities.
●    YTD 2024 vs. YTD 2023 - Increased primarily due to impacts from interest-rate risk management activities and higher revenues from held-for-sale loan purchase and securitization activities.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change				Change
(Dollars in millions)	3Q 2024	3Q 2023	$	%(1)	YTD 2024	YTD 2023	$	%(1)
Single-Family	$99	$304	($205)	(67)%	($336)	$624	($960)	NM
Multifamily	92	(41)	133	NM	(48)	(219)	171	78%
(Provision) benefit for credit losses	$191	$263	($72)	(27)%	($384)	$405	($789)	NM
(1)NM - not meaningful.
Key Drivers:
■    3Q 2024 vs. 3Q 2023 - The benefit for credit losses for 3Q 2024 was driven by a credit reserve release in Single-Family as a result of lower mortgage interest rates and a credit reserve release in Multifamily due to enhancements in the credit loss estimation process. The benefit for credit losses for 3Q 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices.
■    YTD 2024 vs. YTD 2023 - The provision for credit losses for YTD 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices, partially offset by a credit reserve build in Multifamily.

Freddie Mac 3Q 2024 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change				Change
(Dollars in millions)	3Q 2024	3Q 2023	$	%	YTD 2024	YTD 2023	$	%
Salaries and employee benefits	($424)	($418)	($6)	(1)%	($1,265)	($1,197)	($68)	(6)%
Credit enhancement expense	(616)	(634)	18	3	(1,801)	(1,754)	(47)	(3)
Benefit for (decrease in) credit enhancement recoveries	(4)	(103)	99	96	(10)	(162)	152	94
Legislative assessments expense:
Legislated guarantee fees expense	(732)	(716)	(16)	(2)	(2,184)	(2,134)	(50)	(2)
Affordable housing funds allocation	(48)	(41)	(7)	(17)	(118)	(109)	(9)	(8)
Total legislative assessments expense	(780)	(757)	(23)	(3)	(2,302)	(2,243)	(59)	(3)
Other expense	(359)	(664)	305	46	(1,061)	(1,356)	295	22
Non-interest expense	($2,183)	($2,576)	$393	15%	($6,439)	($6,712)	$273	4%
Key Drivers:
■    Benefit for (decrease in) credit enhancement recoveries
●    3Q 2024 vs. 3Q 2023 and YTD 2024 vs. YTD 2023 - Decreased primarily due to a smaller decrease in expected credit losses on covered loans.
■    Other expense
●    3Q 2024 vs. 3Q 2023 and YTD 2024 vs. YTD 2023 - Decreased primarily due to a $313 million expense accrual for an adverse judgment at trial in 3Q 2023. We did not have a similar litigation accrual in 3Q 2024.

Freddie Mac 3Q 2024 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	September 30, 2024	December 31, 2023	$	%
Assets:
Cash and cash equivalents	$4,857	$6,019	($1,162)	(19)%
Securities purchased under agreements to resell	103,110	95,148	7,962	8
Investment securities, at fair value	43,613	43,275	338	1
Mortgage loans held-for-sale	11,678	12,941	(1,263)	(10)
Mortgage loans held-for-investment	3,140,319	3,083,665	56,654	2
Accrued interest receivable, net	10,561	9,925	636	6
Deferred tax assets, net	4,730	4,076	654	16
Other assets	23,715	25,927	(2,212)	(9)
Total assets	$3,342,583	$3,280,976	$61,607	2%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$9,222	$8,812	$410	5%
Debt	3,265,267	3,208,346	56,921	2
Other liabilities	11,704	16,096	(4,392)	(27)
Total liabilities	3,286,193	3,233,254	52,939	2
Total equity	56,390	47,722	8,668	18
Total liabilities and equity	$3,342,583	$3,280,976	$61,607	2%
Key Drivers:
As of September 30, 2024 compared to December 31, 2023:
■    Securities purchased under agreements to resell increased, driven by a shift from securities sold under agreements to repurchase to debt of Freddie Mac due to lower funding costs. Securities sold under agreements to repurchase are generally offset against securities purchased under agreements to resell on our condensed consolidated balance sheets.
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Debt increased primarily due to an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.

Freddie Mac 3Q 2024 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	September 30, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$2,997,105	$60,202	$3,057,307	$2,963,296	$47,433	$3,010,729
By Freddie Mac	43,911	12,507	56,418	33,213	11,770	44,983
Total mortgage loans held-for-investment	3,041,016	72,709	3,113,725	2,996,509	59,203	3,055,712
Mortgage loans held-for-sale	2,803	9,051	11,854	3,527	9,905	13,432
Total mortgage loans	3,043,819	81,760	3,125,579	3,000,036	69,108	3,069,144
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,287	359,166	389,453	30,182	360,928	391,110
Other mortgage-related guarantees	8,126	11,190	19,316	8,692	10,761	19,453
Total mortgage-related guarantees	38,413	370,356	408,769	38,874	371,689	410,563
Total mortgage portfolio	$3,082,232	$452,116	$3,534,348	$3,038,910	$440,797	$3,479,707
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,009,915	$60,201	$3,070,116	$2,970,707	$47,436	$3,018,143
Issued by nonconsolidated trusts	24,684	320,710	345,394	24,600	321,262	345,862
Total guaranteed mortgage-related securities	$3,034,599	$380,911	$3,415,510	$2,995,307	$368,698	$3,364,005
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

Freddie Mac 3Q 2024 Form 10-Q	11

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	September 30, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline loans(1)	$16,243	$15,199	$31,442	$8,225	$15,197	$23,422
Other loans(2)	30,471	6,359	36,830	28,515	6,478	34,993
Total unsecuritized mortgage loans	46,714	21,558	68,272	36,740	21,675	58,415
Mortgage-related securities:
Investment securities	2,906	4,245	7,151	2,667	4,613	7,280
Debt of consolidated trusts	18,319	637	18,956	18,639	660	19,299
Total mortgage-related securities	21,225	4,882	26,107	21,306	5,273	26,579
Mortgage-related investments portfolio	$67,939	$26,440	$94,379	$58,046	$26,948	$84,994
10% of notional amount of interest-only securities			$22,580			$22,186
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			116,959			107,180
(1)Single-family and multifamily loans that we have purchased for cash and aggregate on our balance sheet for securitization within the normal course of business.
(2)Primarily includes delinquent and modified single-family loans that we have purchased from securitization trusts.
Other Investments Portfolio

The table below presents the details of the carrying value of our other investments portfolio.
Table 10 - Other Investments Portfolio

	September 30, 2024				December 31, 2023
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$3,638	$1,106	$113	$4,857	$5,041	$890	$88	$6,019
Securities purchased under agreements to resell	89,903	13,429	1,888	105,220	94,904	9,396	1,093	105,393
Non-mortgage related securities(1)	24,531	—	6,000	30,531	24,153	—	6,119	30,272
Other assets	—	—	6,530	6,530	—	—	5,555	5,555
Other investments portfolio	$118,072	$14,535	$14,531	$147,138	$124,098	$10,286	$12,855	$147,239
(1)Primarily consists of U.S. Treasury securities.

Freddie Mac 3Q 2024 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 3Q 2024 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)
■    3Q 2024 vs. 3Q 2023 and YTD 2024 vs. YTD 2023
●    Our loan purchase and guarantee activity increased as both home purchase and refinance volume increased due to lower mortgage interest rates.
●    The average loan size of new acquisitions increased due to a higher conforming loan limit and house price appreciation in recent quarters.
●    Estimated guarantee fee rate calculations are based on month-end market rates for the month of acquisition. The average estimated guarantee fee rate on new acquisitions increased during 3Q 2024 compared to 3Q 2023 due to higher contractual guarantee fee rates and faster estimated prepayment rates based on such month-end market rates. This increase was partially offset by a shift in the business mix of new acquisitions.

Freddie Mac 3Q 2024 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate is calculated as of acquisition and includes deferred fees recognized over the estimated life of the related loans. Estimated guarantee fee rate calculation excludes the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $40 billion as of September 30, 2024.
Single-Family Mortgage Loans
(Loan count in millions)
■    Our Single-Family mortgage portfolio was $3.1 trillion at September 30, 2024, up 2% year-over-year. The mortgage portfolio continued to grow at a moderate pace.
■    The average estimated guarantee fee rate on our Single-Family mortgage portfolio increased slightly year-over-year.

Freddie Mac 3Q 2024 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
New Acquisitions Covered by Primary Mortgage Insurance
(In billions)
New CRT Issuance
(In billions)
■    3Q 2024 vs. 3Q 2023 and YTD 2024 vs. YTD 2023
●    The UPB of mortgage loans acquired during 3Q 2024 that were covered by primary mortgage insurance increased year-over-year.
●    The UPB of mortgage loans covered by CRT transactions and related maximum coverage issued during the 2024 periods increased due to changes in business strategy in the 2023 periods that increased the timeline between loan acquisition and CRT issuance and resulted in a smaller population of loans that were covered by CRT transactions issued in the 2023 periods.
See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our credit enhancements.

Freddie Mac 3Q 2024 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2024	3Q 2023	$	%(1)	YTD 2024	YTD 2023	$	%(1)
Net interest income	$4,692	$4,534	$158	3%	$13,815	$13,125	$690	5%
Non-interest income	364	393	(29)	(7)	809	365	444	122
Net revenues	5,056	4,927	129	3	14,624	13,490	1,134	8
(Provision) benefit for credit losses	99	304	(205)	(67)	(336)	624	(960)	NM
Non-interest expense	(1,966)	(2,310)	344	15	(5,812)	(6,121)	309	5
Income before Income tax expense	3,189	2,921	268	9	8,476	7,993	483	6
Income tax expense	(616)	(598)	(18)	(3)	(1,674)	(1,612)	(62)	(4)
Net income	2,573	2,323	250	11	6,802	6,381	421	7
Other comprehensive income (loss), net of taxes and reclassification adjustments	10	(6)	16	NM	—	(5)	5	NM
Comprehensive income	$2,583	$2,317	$266	11%	$6,802	$6,376	$426	7%
(1)NM - not meaningful.
Key Business Drivers:
■ 3Q 2024 vs. 3Q 2023
●    Net income of $2.6 billion, up 11% year-over-year.
–Net revenues were $5.1 billion, up 3% year-over-year. Net interest income was $4.7 billion, up 3% year-over-year, primarily driven by lower expense related to debt in hedge accounting relationships.
–Benefit for credit losses was $0.1 billion for 3Q 2024, primarily driven by a credit reserve release as a result of lower mortgage interest rates. The benefit for credit losses of $0.3 billion for 3Q 2023 was primarily driven by a credit reserve release due to improvements in house prices.
–Non-interest expense was $2.0 billion, down $344 million year-over-year, as 3Q 2023 included an allocation of $250 million for the $313 million accrual for the adverse judgment at trial.
■ YTD 2024 vs. YTD 2023
●    Net income of $6.8 billion, up 7% year-over-year.
–Net revenues were $14.6 billion, up 8% year-over-year.
◦Net interest income was $13.8 billion, up 5% year-over-year, primarily driven by continued mortgage portfolio growth and lower expense related to debt in hedge accounting relationships.
◦Non-interest income was $0.8 billion, up from $0.4 billion in YTD 2023, due to impacts from interest-rate risk management activities.
–Provision for credit losses was $0.3 billion for YTD 2024, primarily driven by a credit reserve build attributable to new acquisitions. The benefit for credit losses of $0.6 billion for YTD 2023 was primarily driven by a credit reserve release due to improvements in house prices.

Freddie Mac 3Q 2024 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Rental Units Financed(1)
(In thousands)
(1) Includes rental units financed by supplemental loans.

Key Drivers:
■    3Q 2024 vs. 3Q 2023 and YTD 2024 vs. YTD 2023 - Our new business activity increased in the 2024 periods primarily driven by lower mortgage interest rates. Approximately 64% of YTD 2024 activity, based on UPB, was mission-driven affordable housing, exceeding FHFA's minimum requirement of 50%.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $25.8 billion and $17.1 billion as of September 30, 2024 and September 30, 2023, respectively.

Freddie Mac 3Q 2024 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Exposure

Mortgage Portfolio
(In billions)

$432
$441
$443
$447
$452
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24

Guarantee Exposure
(In billions)
Key Drivers:
■    3Q 2024 vs. 3Q 2023
●    Our mortgage portfolio increased by 5% year-over-year, driven by our new business activity, coupled with lower prepayment volume.
●    Our guarantee exposure increased by 5% year-over-year, as our new mortgage-related security guarantees outpaced paydowns.
●    The average guarantee fee rate on our guarantee exposures increased year-over-year, primarily due to continued issuances of fully-guaranteed securitization transactions for which we charge higher guarantee fee rates.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC partnerships with carrying values totaling $3.8 billion and $3.5 billion as of September 30, 2024 and December 31, 2023, respectively.

Freddie Mac 3Q 2024 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Enhancement Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
Key Drivers:
■    3Q 2024 vs. 3Q 2023 and YTD 2024 vs. YTD 2023
● While the UPB of mortgage loans covered by new CRT transactions and the related maximum coverage was lower in the 2024 periods compared to the 2023 periods, we continue to transfer a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio.
See MD&A - Our Business Segments - Multifamily in our 2023 Annual Report and MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors in this Form 10-Q for more information on credit risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 3Q 2024 Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2024	3Q 2023	$	%(1)	YTD 2024	YTD 2023	$	%(1)
Net interest income	$307	$215	$92	43%	$871	$648	$223	34%
Non-interest income	475	548	(73)	(13)	2,088	1,718	370	22
Net revenues	782	763	19	2	2,959	2,366	593	25
(Provision) benefit for credit losses	92	(41)	133	NM	(48)	(219)	171	78
Non-interest expense	(217)	(266)	49	18	(627)	(591)	(36)	(6)
Income before income tax expense	657	456	201	44	2,284	1,556	728	47
Income tax expense	(125)	(94)	(31)	(33)	(450)	(313)	(137)	(44)
Net income	532	362	170	47	1,834	1,243	591	48
Other comprehensive income (loss), net of taxes and reclassification adjustments	52	25	27	108	32	24	8	33
Comprehensive income	$584	$387	$197	51%	$1,866	$1,267	$599	47%
(1)NM - not meaningful.
Key Drivers:
■    3Q 2024 vs. 3Q 2023
●    Net income of $0.5 billion, up 47% year-over-year.
–Net revenues of $0.8 billion, up 2% year-over-year, driven by higher net interest income, partially offset by lower non-interest income.
–Benefit for credit losses of $92 million for 3Q 2024, primarily driven by a credit reserve release due to enhancements in our credit loss estimation process.
–Non-interest expense was $217 million, down $49 million year-over-year, as the prior year period included an allocation of $63 million for the $313 million accrual for the adverse judgment at trial.
■    YTD 2024 vs. YTD 2023
● Net income of $1.8 billion, up 48% year-over-year.
–Net revenues of $3.0 billion, up 25% year-over-year.
◦Net interest income was $0.9 billion, up 34% year-over-year, primarily driven by continued mortgage portfolio growth.
◦Non-interest income was $2.1 billion, up 22% year-over-year, primarily driven by higher revenues from guarantee income and held-for-sale loan purchase and securitization activities, coupled with lower realized losses on sales of available-for-sale securities.
–Provision for credit losses of $48 million for YTD 2024, driven by deterioration in overall loan performance, partially offset by a credit reserve release due to enhancements in our credit loss estimation process.

Freddie Mac 3Q 2024 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

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
For Single-Family credit exposures, we estimate the allowance for credit losses for loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. The discounted cash flow model forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments, and using our historical experience (which includes the effects of severe weather events and other natural disasters), adjusted for current and forecasted economic conditions. These projections require significant management judgment, and we face uncertainties and risks related to the models we use for financial accounting and reporting purposes. For further information on our accounting policies and methods for estimating our allowance for credit losses and related management judgments, see MD&A - Critical Accounting Estimates.
For Multifamily credit exposures, we estimate the allowance for credit losses using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss-rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics, our historical experience (which includes the effects of severe weather events and other natural disasters), and current and forecasted economic and multifamily market conditions. During 3Q 2024, we made enhancements to our credit loss estimation process. These changes did not have a material impact on our financial position or results of operations. Beginning in 3Q 2024, loan characteristics considered by our model include vintage, loan term, current DSCR, current net operating income (NOI), current LTV ratio, interest rate type, underlying property type, and property location. We simulate multiple forecast paths of economic variables, property values, and NOI over the loan’s remaining contractual life. We also consider as model inputs expected prepayments and expected recoveries from credit enhancements that are not freestanding contracts. Management adjustments to our model output may be necessary to take into consideration current economic events and other factors not considered within the model.

Freddie Mac 3Q 2024 Form 10-Q	22

Management's Discussion and Analysis	Risk Management
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	3Q 2024			3Q 2023			YTD 2024			YTD 2023
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$6,760	$587	$7,347	$7,457	$325	$7,782	$6,402	$447	$6,849	$7,746	$147	$7,893
Provision (benefit) for credit losses	(99)	(92)	(191)	(304)	41	(263)	336	48	384	(624)	219	(405)
Charge-offs	(75)	—	(75)	(221)	—	(221)	(367)	—	(367)	(422)	—	(422)
Recoveries collected	39	—	39	54	—	54	89	—	89	115	—	115
Net charge-offs	(36)	—	(36)	(167)	—	(167)	(278)	—	(278)	(307)	—	(307)
Other(1)	72	—	72	80	—	80	237	—	237	251	—	251
Ending balance	$6,697	$495	$7,192	$7,066	$366	$7,432	$6,697	$495	$7,192	$7,066	$366	$7,432

Average loans outstanding during the period(2)	$3,062,970	$67,309	$3,130,279	$3,008,592	$51,500	$3,060,092	$3,045,392	$62,495	$3,107,887	$2,995,238	$49,186	$3,044,424
Net charge-offs to average loans outstanding	—%	—%	—%	0.01%	—%	0.01%	0.01%	—%	0.01%	0.01%	—%	0.01%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,392	$345	$6,737	$6,668	$280	$6,948
Other(3)	305	150	455	398	86	484
Total ending balance	$6,697	$495	$7,192	$7,066	$366	$7,432
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
(3)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
Table 14 - Allowance for Credit Losses Ratios

	September 30, 2024			December 31, 2023
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.21%	0.49%	0.21%	0.20%	0.57%	0.21%
Non-accrual loans to total loans outstanding	0.45	0.16	0.44	0.44	0.11	0.44
Allowance for credit losses to non-accrual loans	46.68	302.63	48.80	45.01	509.38	47.20
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,392	$345	$6,737	$6,057	$326	$6,383
Total loans outstanding(2)	3,074,681	70,004	3,144,685	3,031,136	57,107	3,088,243
Non-accrual loans(2)	13,692	114	13,806	13,458	64	13,522
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

Freddie Mac 3Q 2024 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

The charts below show the credit profile of the single-family loans we purchased.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).
Weighted Average Original DTI Ratio
The table below contains additional information about the single-family loans we purchased.
Table 15 - Single-Family New Business Activity

	3Q 2024		3Q 2023		YTD 2024		YTD 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$93,999	96%	$81,696	95%	$234,609	95%	$215,895	95%
15-year or less, amortizing fixed-rate	3,444	3	3,269	4	8,758	4	8,521	4
Adjustable-rate	800	1	466	1	2,384	1	2,830	1
Total	$98,243	100%	$85,431	100%	$245,751	100%	$227,246	100%

Percentage of purchases
DTI ratio > 45%		29%		29%		30%		26%
Original LTV ratio > 90%		24		26		25		27
Transaction type:
Guarantor swap		64		70		65		71
Cash window		36		30		35		29
Property type:
Detached single-family houses and townhouses		92		91		91		91
Condominium or co-op		8		9		9		9
Occupancy type:
Primary residence		93		93		93		93
Second home		2		2		2		2
Investment property		5		5		5		5
Loan purpose:
Purchase		86		89		86		88
Cash-out refinance		8		8		8		8
Other refinance		6		3		6		4

Freddie Mac 3Q 2024 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

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
Table 16 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	3Q 2024		3Q 2023
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$37,774	$9,961	$35,006	$9,263

CRT transactions:
STACR	33,282	853	—	—
ACIS	10,402	376	7,123	255
Other	776	150	546	103
Total CRT issuance	$44,460	$1,379	$7,669	$358

	YTD 2024		YTD 2023
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$97,532	$25,717	$96,807	$25,516

CRT transactions:
STACR	106,764	3,142	63,331	2,202
ACIS	36,251	1,269	14,716	548
Other	1,864	377	666	223
Total CRT issuance	$144,879	$4,788	$78,713	$2,973
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
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	September 30, 2024
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$650,360	21%	$171,891
STACR	1,200,574	39	29,278
ACIS	764,153	25	16,610
Other	39,370	1	10,736
Less: UPB with multiple credit enhancements and other reconciling items(5)	(757,841)	(24)	—
Single-Family mortgage portfolio - credit-enhanced	1,896,616	62	228,515
Single-Family mortgage portfolio - non-credit-enhanced	1,185,616	38	N/A
Total	$3,082,232	100%	$228,515
Referenced footnotes are on the next page.

Freddie Mac 3Q 2024 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

	December 31, 2023
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$637,037	21%	$165,738
STACR	1,175,837	39	31,222
ACIS	821,048	27	17,647
Other	39,901	1	11,027
Less: UPB with multiple credit enhancements and other reconciling items(5)	(813,966)	(27)	—
Single-Family mortgage portfolio - credit-enhanced	1,859,857	61	225,634
Single-Family mortgage portfolio - non-credit-enhanced	1,179,053	39	N/A
Total	$3,038,910	100%	$225,634
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
Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	September 30, 2024		December 31, 2023
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	0.98%	21%	0.95%
CRT and other	55	0.59	55	0.60
Non-credit-enhanced	38	0.41	39	0.42
Total	N/A	0.54	N/A	0.55
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both September 30, 2024 and December 31, 2023.
Updates to Private Mortgage Insurer Eligibility Requirements
During 3Q 2024, Freddie Mac, in coordination with FHFA and in alignment with Fannie Mae, issued updates to the Private Mortgage Insurer Eligibility Requirements (PMIERs), the financial and operational standards that private mortgage insurance companies must meet to be an approved insurer and provide mortgage guaranty insurance on mortgage loans acquired by the Enterprises. The updates to PMIERs relate to the standards for available assets held by mortgage insurers to pay claims to ensure that these assets are high quality, highly liquid, and readily available when needed. The updated standards differentiate between bonds based on credit quality and liquidity, and also establish limits for assets backed by residential mortgages or commercial real estate, to mitigate the impact if such assets lose value during periods of housing stress. The updates will be implemented through a 24-month phased-in approach, and be fully effective on September 30, 2026.

Freddie Mac 3Q 2024 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	September 30, 2024
(Dollars in millions)	UPB	Original Credit Score(1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2024	$218,332	754	749	78%	77%
2023	263,235	751	749	79	74
2022	408,698	746	744	76	66
2021	929,890	752	756	71	52
2020	678,503	761	768	71	44
2019 and prior	583,574	738	752	75	33
Total	$3,082,232	750	755	74	52

	December 31, 2023
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2023	$265,072	751	745	79%	75%
2022	433,252	745	746	76	68
2021	984,004	752	756	71	54
2020	719,822	761	768	71	46
2019	119,557	746	753	76	46
2018 and prior	517,203	736	751	75	32
Total	$3,038,910	750	755	73	52
(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	September 30, 2024
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	44%	0.15%	15%	0.25%	4%	0.34%	2%	0.31%	—%	NM	65%	0.18%
700 to 739	13	0.50	5	0.89	2	1.05	1	0.81	—	NM	21	0.62
680 to 699	4	0.87	2	1.68	—	NM	—	NM	—	NM	6	1.07
660 to 679	3	1.27	1	2.31	—	NM	—	NM	—	NM	4	1.48
620 to 659	2	1.93	1	3.49	—	NM	—	NM	—	NM	3	2.16
Less than 620	1	4.19	—	NM	—	NM	—	NM	—	NM	1	4.51
Total	67%	0.47	24%	0.73	6%	0.80	3%	0.63	—%	NM	100%	0.54
Referenced footnotes are on the next page.

Freddie Mac 3Q 2024 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

	December 31, 2023
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	45%	0.16%	15%	0.24%	4%	0.32%	1%	0.27%	—%	NM	65%	0.18%
700 to 739	13	0.53	5	0.82	2	0.93	1	0.59	—	NM	21	0.61
680 to 699	4	0.90	2	1.50	—	NM	—	NM	—	NM	6	1.05
660 to 679	3	1.28	1	2.18	—	NM	—	NM	—	NM	4	1.45
620 to 659	2	2.00	1	3.37	—	NM	—	NM	—	NM	3	2.21
Less than 620	1	4.41	—	NM	—	NM	—	NM	—	NM	1	4.74
Total	68%	0.49	24%	0.70	6%	0.72	2%	0.52	—%	NM	100%	0.55
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

Single-Family Delinquency Rates

0.99%
1.10%
0.96%
1.12%
1.05%
0.55%
0.55%
0.52%
0.50%
0.54%
0.24%
0.27%
0.24%
0.25%
0.27%
3Q23
4Q23
1Q24
2Q24
3Q24
One month past due
Two months past due
Seriously delinquent

The percentages of loans that were one month past due and two months past due increased as of September 30, 2024 compared to September 30, 2023. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
We have observed a higher serious delinquency rate during the first 12-24 months after origination for loans originated during 2022 and later compared to earlier vintages. See Note 3 for additional information on the payment status of our single-family mortgage loans.

Freddie Mac 3Q 2024 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

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
Table 21 - Single-Family Completed Loan Workout Activity

	3Q 2024		3Q 2023
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$1,748	6	$1,995	7
Loan modifications	1,637	7	1,283	6
Forbearance plans and other(1)	1,025	5	1,225	5
Total	$4,410	18	$4,503	18

	YTD 2024		YTD 2023
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$6,516	24	$6,921	27
Loan modifications	4,701	19	3,769	17
Forbearance plans and other(1)	3,262	14	4,050	18
Total	$14,479	57	$14,740	62
(1)     The forbearance data is limited to loans in forbearance that were past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Our loan workout activity decreased, based on UPB, in the 2024 periods compared to the 2023 periods. Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 16,000 loans in active forbearance plans and approximately 14,000 loans in other active loss mitigation activity as of September 30, 2024.

Freddie Mac 3Q 2024 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

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
Weighted Average Original LTV Ratio
Weighted Average Original DSCR(1)
(1) Assumes monthly payments that reflect amortization of principal.

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
Table 22 - Multifamily Mortgage Portfolio CRT Issuance

	3Q 2024		3Q 2023		YTD 2024		YTD 2023
(In millions)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)
Subordination	$6,606	$405	$8,722	$586	$19,666	$1,164	$23,498	$1,621
SCR	—	—	8,224	200	8,171	190	17,026	407
MCIP	—	—	8,224	152	24,131	518	15,860	340
Lender risk-sharing	500	46	—	—	592	60	560	80
Less: UPB with more than one type of CRT	—	—	(8,224)	—	(24,131)	—	(15,860)	—
Total CRT issuance	$7,106	$451	$16,946	$938	$28,429	$1,932	$41,084	$2,448
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

Freddie Mac 3Q 2024 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

securitization transactions. Our maximum coverage provided by subordination in nonconsolidated VIEs was $38.3 billion and $39.5 billion, as of September 30, 2024 and December 31, 2023, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 23 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	September 30, 2024		December 31, 2023
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$357,013	0.42%	$358,944	0.26%
SCR/MCIP	54,810	0.14	47,011	0.23
Other	9,341	1.22	8,844	0.89
Total credit-enhanced	421,164	0.40	414,799	0.27
Non-credit-enhanced	30,952	0.21	25,998	0.51
Total	$452,116	0.39	$440,797	0.28
The Multifamily delinquency rate increased to 0.39% at September 30, 2024, primarily driven by an increase in delinquent floating rate loans including small balance loans that are in their floating rate period. As of September 30, 2024, 96% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 24 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	September 30, 2024		December 31, 2023
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$7,769	—%	$8,823	—%
Mortgage loans held-for-investment:
Held by Freddie Mac	10,529	0.49	9,941	1.21
Held by consolidated trusts	9,872	0.13	4,851	0.27
Other mortgage-related guarantees	2,782	—	2,383	—
Total	$30,952	0.21	$25,998	0.51
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

Freddie Mac 3Q 2024 Form 10-Q	31

Management's Discussion and Analysis	Risk Management
Table 25 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	September 30, 2024			December 31, 2023
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	($345)	$3,643	$7,211	($301)	$3,150	$6,229
Guarantees(2)	26	(429)	(792)	34	(369)	(678)
Total assets	(319)	3,214	6,419	(267)	2,781	5,551
Liabilities	(24)	(1,257)	(2,549)	(52)	(1,519)	(3,073)
Derivatives	347	(1,946)	(3,890)	322	(1,274)	(2,547)
Total	$4	$11	($20)	$3	($12)	($69)
PVS	$4	$11	$—	$3	$—	$—
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 26 - Duration Gap and PVS Results

	3Q 2024			3Q 2023
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$4	$3	—	$3	$—
Minimum	(0.5)	—	—	(0.1)	—	—
Maximum	0.3	10	37	0.1	9	—
Standard deviation	0.2	2	8	0.1	2	—

	YTD 2024			YTD 2023
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$3	$1	—	$3	$3
Minimum	(0.5)	—	—	(0.2)	—	—
Maximum	0.3	10	37	0.3	9	31
Standard deviation	0.1	1	4	0.1	2	7
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 27 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2024	$1,957	$11	($1,946)
December 31, 2023	1,261	—	(1,261)
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

Freddie Mac 3Q 2024 Form 10-Q	32

Management's Discussion and Analysis	Risk Management
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
Table 28 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	September 30, 2024	September 30, 2023
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 bps	$52	($66)
-100 bps	(52)	66
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	217	121
-100 bps	(217)	(121)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(165)	(187)
-100 bps	165	187
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

Freddie Mac 3Q 2024 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Primary Sources of Liquidity

The table below lists the sources of our liquidity, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 29 - Liquidity Sources

(In millions)	September 30, 2024(1)	December 31, 2023(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$118,072	$124,098	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage-Related Investments Portfolio	24,244	24,469	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks, including custodial accounts, totaled $4.5 billion and $5.1 billion as of September 30, 2024 and December 31, 2023, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for additional information about our other investments portfolio.
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

Freddie Mac 3Q 2024 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The table below lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 30 - Funding Sources

(In millions)	September 30, 2024(1)	December 31, 2023(1)	Description
Debt of Freddie Mac	$173,127	$166,419	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,092,140	3,041,927	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 31 - Debt of Freddie Mac Activity

	3Q 2024		3Q 2023
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$8,453	5.39%	$11,386	5.08%
Issuances	43,219	5.24	6,591	5.27
Repayments	—	—	—	—
Maturities	(37,830)	5.38	(13,037)	5.00
Ending balance	13,842	4.93	4,940	5.32
Securities sold under agreements to repurchase, net(2)	—	—	1,023	5.35
Total short-term debt	13,842	4.93	5,963	5.33

Long-term:
Beginning balance	160,039	3.47	180,574	3.21
Issuances	40,093	5.14	10,826	5.79
Repayments	(26,838)	5.60	(2,217)	5.58
Maturities	(8,762)	2.72	(10,281)	5.05
Total long-term debt	164,532	3.57	178,902	3.23
Total debt of Freddie Mac, net	$178,374	3.68%	$184,865	3.30%
Referenced footnotes are included after the year-to-date table.

Freddie Mac 3Q 2024 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

	YTD 2024		YTD 2023
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$6,031	5.39%	$7,716	3.49%
Issuances	75,922	5.29	85,360	4.42
Repayments	—	—	—	—
Maturities	(68,111)	5.36	(88,136)	4.26
Ending balance	13,842	4.93	4,940	5.32
Securities sold under agreements to repurchase, net(2)	—	—	1,023	5.35
Total short-term debt	13,842	4.93	5,963	5.33

Long-term:
Beginning balance	168,009	3.31	170,363	2.22
Issuances	69,976	5.31	45,359	5.49
Repayments	(50,780)	5.62	(8,728)	5.47
Maturities	(22,673)	2.41	(28,092)	2.39
Total long-term debt	164,532	3.57	178,902	3.23
Total debt of Freddie Mac, net	$178,374	3.68%	$184,865	3.30%
(1)Average rate is weighted based on par value.
(2)We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.
As of September 30, 2024, our aggregate indebtedness pursuant to the Purchase Agreement was $178.4 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Maturity and Redemption Dates
The table below presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date includes callable debt at its earliest call date, and the contractual maturity date includes both callable debt and non-callable debt as of their respective maturity dates.
Table 32 - Maturity and Redemption Dates

	As of September 30, 2024		As of December 31, 2023
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$57,044	$144,182	$47,276	$144,232
1 year through 2 years	43,543	20,505	61,187	15,249
2 years through 3 years	18,937	350	15,645	447
3 years through 4 years	10,484	160	12,530	305
4 years through 5 years	24,209	1,245	10,947	345
Thereafter	22,450	10,225	24,278	11,285
STACR and SCR debt(2)	1,707	1,707	2,177	2,177
Total debt of Freddie Mac	$178,374	$178,374	$174,040	$174,040
(1)As of September 30, 2024 and December 31, 2023, excludes $2.1 billion and $10.2 billion, respectively, of payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets.
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

Freddie Mac 3Q 2024 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt of consolidated trusts.
Table 33 - Debt of Consolidated Trusts Activity

(In millions)	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Beginning balance	$3,026,859	$2,960,996	$2,999,893	$2,929,567
Issuances	131,023	119,668	330,318	321,235
Repayments and extinguishments	(105,257)	(97,157)	(277,586)	(267,295)
Ending balance	3,052,625	2,983,507	3,052,625	2,983,507
Unamortized premiums and discounts	39,515	43,668	39,515	43,668
Debt of consolidated trusts	$3,092,140	$3,027,175	$3,092,140	$3,027,175
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased from $5.4 billion as of September 30, 2023 to $4.9 billion as of September 30, 2024.

Freddie Mac 3Q 2024 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 34 - Net Worth Activity

(In millions)	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Beginning balance	$53,223	$41,957	$47,722	$37,018
Comprehensive income	3,167	2,704	8,668	7,643
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$56,390	$44,661	$56,390	$44,661

Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	125,871	114,605	125,871	114,605
ERCF

For a description of our capital requirements under the ERCF, including the amended provisions, see the MD&A - Regulation and Supervision section in our 2023 Annual Report.

The charts below present the ERCF capital adequacy requirements under the risk-based capital requirement (CET1 capital ratio relative to RWA) and leverage capital requirement (Tier 1 capital ratio relative to ATA).

Risk-Based Capital Requirement: CET1 Capital Ratio
Leverage Capital Requirement: Tier 1 Capital Ratio

Freddie Mac 3Q 2024 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Metrics
The table below presents the components of our regulatory capital.
Table 35 - Regulatory Capital Components

(In millions)	September 30, 2024	December 31, 2023
Total equity	$56,390	$47,722
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(30,367)	(39,035)
Less: deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	4,786	4,108
Common equity Tier 1 capital	(35,153)	(43,143)
Add: Preferred stock	14,109	14,109
Tier 1 capital	(21,044)	(29,034)
Tier 2 capital adjustments	—	—
Adjusted total capital	($21,044)	($29,034)
The table below presents the components of our statutory capital.
Table 36 - Statutory Capital Components

(In millions)	September 30, 2024	December 31, 2023
Total equity	$56,390	$47,722
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	10	(22)
Core capital	(16,268)	(24,904)
General allowance for foreclosure losses(1)	7,192	6,849
Total capital	($9,076)	($18,055)
(1)Represents our allowance for credit losses.

Freddie Mac 3Q 2024 Form 10-Q	39

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 37 - Capital Metrics Under ERCF

(In billions)		September 30, 2024		December 31, 2023
Adjusted total assets			$3,772	$3,775
Risk-weighted assets (standardized approach):
Credit risk			921	884
Market risk			54	54
Operational risk			71	71
Total risk-weighted assets			$1,046	$1,009

(In billions)		September 30, 2024		December 31, 2023
Stress capital buffer			$28	$28
Stability capital buffer			29	23
Countercyclical capital buffer amount			—	—
PCCBA			$57	$51
PLBA			$14	$11

	September 30, 2024
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$84	N/A	$84	($9)	($93)
CET1 capital	47	$57	104	(35)	(139)
Tier 1 capital	63	57	120	(21)	(141)
Adjusted total capital	84	57	141	(21)	(162)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(0.9)%	(8.9)%
CET1 capital	4.5	5.4%	9.9	(3.4)	(13.3)
Tier 1 capital	6.0	5.4	11.4	(2.0)	(13.4)
Adjusted total capital	8.0	5.4	13.4	(2.0)	(15.4)
Leverage capital amounts:
Core capital	$94	N/A	$94	($16)	($110)
Tier 1 capital	94	$14	108	(21)	(129)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.4)%	(2.9)%
Tier 1 capital	2.5	0.4%	2.9	(0.6)	(3.5)
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2024 Form 10-Q	40

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2023
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$81	N/A	$81	($18)	($99)
CET1 capital	45	$51	96	(43)	(139)
Tier 1 capital	60	51	111	(29)	(140)
Adjusted total capital	81	51	132	(29)	(161)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(1.8)%	(9.8)%
CET1 capital	4.5	5.0%	9.5	(4.3)	(13.8)
Tier 1 capital	6.0	5.0	11.0	(2.9)	(13.9)
Adjusted total capital	8.0	5.0	13.0	(2.9)	(15.9)
Leverage capital amounts:
Core capital	$95	N/A	$95	($25)	($120)
Tier 1 capital	95	$11	106	(29)	(135)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.7)%	(3.2)%
Tier 1 capital	2.5	0.3%	2.8	(0.8)	(3.6)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At September 30, 2024, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 3Q 2024 Form 10-Q	41

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 38 - Forecasted House Price Growth Rates

	12-Month Forward	13- to 24-Month Forward
September 30, 2024	0.0%	0.8%
June 30, 2024	0.6	0.5
March 31, 2024	0.2	0.6
December 31, 2023	2.8	2.0

Freddie Mac 3Q 2024 Form 10-Q	42

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Goals
Proposed Affordable Housing Goals for 2025-2027

On August 29, 2024, FHFA proposed its single-family and multifamily affordable housing goals for Freddie Mac and Fannie Mae for 2025-2027. In addition to setting the benchmark levels for the single-family and multifamily affordable housing goals, the proposed rule would establish a new process for evaluating compliance with the housing goals. Under the current regulation, if we were to fail to meet a feasible housing goal, FHFA may require us to submit a housing plan describing the steps that we will take to improve our performance. The proposed rule would provide that FHFA will not require a housing plan if our single-family housing goals performance met the level required by newly-defined Enforcement Factors. These Enforcement Factors address, in part, the uncertainty in forecasting the market several years in advance as well as the time lag in determining the actual market level retrospectively. The Enforcement Factors apply only to the single-family low-income home purchase, very low-income home purchase, and low-income refinance goals. Under the proposed rule, there would be a limit on the Enterprises' ability to rely entirely on the Enforcement Factors. Specifically, if an Enterprise fails to meet the low-income or very low-income home purchase goal in both 2025 and 2026, then the Enforcement Factor would not apply to that goal in 2027.
Our current and proposed affordable housing goal benchmark levels are set forth below.
Table 39 - Current and Proposed 2025-2027 Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Benchmark Levels for 2024	Proposed Benchmark Levels for 2025-2027
Single-Family:
Low-income home purchase goal	28%	25%
Very low-income home purchase goal	7	6
Low-income areas home purchase goal(1)	20	TBD
Minority census tracts home purchase subgoal	10	12
Low-income census tracts home purchase subgoal	4	4
Low-income refinance goal	26	26
Multifamily (percentage of overall qualified units)
Low-income goal	61%	61%
Very low-income goal	12	14
Low-income small multifamily (5-50 units) subgoal	2.5	2.0
(1)The low-income areas home purchase goal benchmark level is the sum of (1) the minority census tracts home purchase subgoal, (2) the low-income census tracts home purchase subgoal, and (3) a disaster areas increment set in accordance with existing practice. Each year, FHFA notifies Freddie Mac by letter of the disaster areas increment for that year only. The disaster areas increment for 2024 was set at 6%, the same level as 2023 and 2022.

Freddie Mac 3Q 2024 Form 10-Q	43

Management's Discussion and Analysis	Regulation and Supervision

Affordable Housing Goals Results

In October 2024, FHFA informed us that, for 2023, we achieved all six of our single-family housing goals and subgoals, and all three of our multifamily goals and subgoals. Our performance on the goals, as determined by FHFA, is set forth in the table below.
Table 40 - 2023 and 2022 Affordable Housing Goals Results

	2023			2022
Affordable Housing Goals	Benchmark Level	Market Level	Results	Benchmark Level	Market Level	Results
Single-Family:
Low-income home purchase goal	28%	26.3%	28.5%	28%	26.8%	29.0%
Very low-income home purchase goal	7	6.5	6.8	7	6.8	7.1
Low-income areas home purchase goal(1)	20	28.1	29.5	20	28.0	28.7
Minority census tracts home purchase subgoal	10	12.2	13.2	10	12.1	12.8
Low-income census tracts home purchase subgoal	4	9.8	9.4	4	9.7	9.1
Low-income refinance goal	26	40.3	43.2	26	37.3	37.1
Multifamily:
Low-income goal	61%	N/A	67.1%	415,000 units	N/A	420,107 units
Very low-income subgoal	12	N/A	20.6	88,000 units	N/A	127,733 units
Small multifamily (5-50 units) low-income subgoal	2.5	N/A	4.1	23,000 units	N/A	27,103 units
(1)The low-income areas home purchase goal benchmark level is the sum of (1) the minority census tracts home purchase subgoal, (2) the low-income census tracts home purchase subgoal, and (3) a disaster areas increment set in accordance with existing practice. Each year, FHFA notifies Freddie Mac by letter of the disaster areas increment for that year only. The disaster areas increment for 2023 was set at 6%, the same level as 2022.

Freddie Mac 3Q 2024 Form 10-Q	44

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in house prices and house price forecasts, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the impact of banking crises or failures, the effects of catastrophic events or significant climate change effects and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2023 Annual Report, and including, without limitation, the following:
■ The actions the federal government (including FHFA, Treasury, and Congress) and state governments may take, require us to take, or restrict us from taking, including actions to promote equitable access to affordable and sustainable housing, such as programs to implement the expectations in FHFA's Conservatorship Scorecards, recent requirements and guidance related to equitable housing and fair lending, consumer protection, and other objectives for us;
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
■ Changes in investor demand for our debt or mortgage-related securities;

Freddie Mac 3Q 2024 Form 10-Q	45

Management's Discussion and Analysis	Forward-Looking Statements

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

Freddie Mac 3Q 2024 Form 10-Q	46

Financial Statements

Financial Statements

Freddie Mac 3Q 2024 Form 10-Q	47

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Net interest income
Interest income	$29,809	$26,799	$87,258	$77,541
Interest expense	(24,810)	(22,050)	(72,572)	(63,768)
Net interest income	4,999	4,749	14,686	13,773

Non-interest income
Guarantee income	487	301	1,366	1,076
Investment gains, net	243	555	1,197	741
Other income	109	85	334	266
Non-interest income	839	941	2,897	2,083
Net revenues	5,838	5,690	17,583	15,856

(Provision) benefit for credit losses	191	263	(384)	405

Non-interest expense
Salaries and employee benefits	(424)	(418)	(1,265)	(1,197)
Credit enhancement expense	(616)	(634)	(1,801)	(1,754)
Benefit for (decrease in) credit enhancement recoveries	(4)	(103)	(10)	(162)
Legislative assessments expense	(780)	(757)	(2,302)	(2,243)
Other expense	(359)	(664)	(1,061)	(1,356)
Non-interest expense	(2,183)	(2,576)	(6,439)	(6,712)

Income before income tax expense	3,846	3,377	10,760	9,549
Income tax expense	(741)	(692)	(2,124)	(1,925)
Net income	3,105	2,685	8,636	7,624
Other comprehensive income (loss), net of taxes and reclassification adjustments	62	19	32	19
Comprehensive income	$3,167	$2,704	$8,668	$7,643

Net income	$3,105	$2,685	$8,636	$7,624
Amounts attributable to senior preferred stock	(3,167)	(2,704)	(8,668)	(7,643)
Net income (loss) attributable to common stockholders	($62)	($19)	($32)	($19)
Net income (loss) per common share	($0.02)	($0.01)	($0.01)	($0.01)
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2024 Form 10-Q	48

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2024	2023
Assets
Cash and cash equivalents (includes $1,219 and $978 of restricted cash and cash equivalents)	$4,857	$6,019
Securities purchased under agreements to resell	103,110	95,148
Investment securities, at fair value	43,613	43,275
Mortgage loans held-for-sale (includes $8,353 and $7,356 at fair value)	11,678	12,941
Mortgage loans held-for-investment (net of allowance for credit losses of $6,737 and $6,383 and includes $2,371 and $1,806 at fair value)	3,140,319	3,083,665
Accrued interest receivable	10,561	9,925
Deferred tax assets, net	4,730	4,076
Other assets (includes $6,166 and $6,095 at fair value)	23,715	25,927
Total assets	$3,342,583	$3,280,976
Liabilities and equity
Liabilities
Accrued interest payable	$9,222	$8,812
Debt (includes $3,122 and $2,476 at fair value)	3,265,267	3,208,346
Other liabilities (includes $937 and $873 at fair value)	11,704	16,096
Total liabilities	3,286,193	3,233,254
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $125,871 and $117,309)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(26,492)	(35,128)
AOCI, net of taxes, related to:
Available-for-sale securities	107	72
Other	(97)	(94)
AOCI, net of taxes	10	(22)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	56,390	47,722
Total liabilities and equity	$3,342,583	$3,280,976
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2024	2023
Assets:
Cash and cash equivalents (includes $1,106 and $890 of restricted cash and cash equivalents)	$1,107	$891
Securities purchased under agreements to resell	13,429	9,396
Investment securities, at fair value	2	65
Mortgage loans held-for-investment, net	3,084,458	3,039,461
Accrued interest receivable	9,604	8,885
Other assets	6,575	4,858
Total assets of consolidated VIEs	$3,115,175	$3,063,556
Liabilities:
Accrued interest payable	$8,218	$7,527
Debt	3,092,140	3,041,927
Total liabilities of consolidated VIEs	$3,100,358	$3,049,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2024 Form 10-Q	49

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at June 30, 2024	1	464	650	$72,648	$14,109	$—	($29,597)	($52)	($3,885)	$53,223
Comprehensive income:
Net income	—	—	—	—	—	—	3,105	—	—	3,105
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $18 million)	—	—	—	—	—	—	—	66	—	66
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	(5)	—	(5)
Other (net of taxes of $0 million)	—	—	—	—	—	—	—	1	—	1
Comprehensive income	—	—	—	—	—	—	3,105	62	—	3,167
Ending balance at September 30, 2024	1	464	650	$72,648	$14,109	$—	($26,492)	$10	($3,885)	$56,390

Balance at June 30, 2023	1	464	650	$72,648	$14,109	$—	($40,727)	($188)	($3,885)	$41,957
Comprehensive income:
Net income	—	—	—	—	—	—	2,685	—	—	2,685
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $20 million)	—	—	—	—	—	—	—	(76)	—	(76)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $25 million)	—	—	—	—	—	—	—	93	—	93
Other (net of taxes of $0 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income	—	—	—	—	—	—	2,685	19	—	2,704
Ending balance at September 30, 2023	1	464	650	$72,648	$14,109	$—	($38,042)	($169)	($3,885)	$44,661

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2023	1	464	650	$72,648	$14,109	$—	($35,128)	($22)	($3,885)	$47,722
Comprehensive income:
Net income	—	—	—	—	—	—	8,636	—	—	8,636
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $10 million)	—	—	—	—	—	—	—	38	—	38
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	(3)	—	(3)
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	(3)	—	(3)
Comprehensive income	—	—	—	—	—	—	8,636	32	—	8,668
Ending balance at September 30, 2024	1	464	650	$72,648	$14,109	$—	($26,492)	$10	($3,885)	$56,390

Balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018
Comprehensive income:
Net income	—	—	—	—	—	—	7,624	—	—	7,624
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $21 million)	—	—	—	—	—	—	—	(80)	—	(80)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $24 million)	—	—	—	—	—	—	—	93	—	93
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	6	—	6
Comprehensive income	—	—	—	—	—	—	7,624	19	—	7,643
Ending balance at September 30, 2023	1	464	650	$72,648	$14,109	$—	($38,042)	($169)	($3,885)	$44,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2024 Form 10-Q	50

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2024	YTD 2023
Net cash provided by (used in) operating activities	$7,527	$5,732
Cash flows from investing activities
Investment securities:
Purchases	(67,229)	(80,201)
Proceeds from sales	58,878	68,829
Proceeds from maturities and repayments	7,188	11,889
Mortgage loans acquired held-for-investment:
Purchases	(101,439)	(77,032)
Proceeds from sales	2,351	6,369
Proceeds from repayments	199,400	187,581
Advances under secured lending arrangements	(77,138)	(74,579)
Net (increase) decrease in securities purchased under agreements to resell	173	(19,647)
Cash flows related to derivatives	1,029	4,799
Other, net	(11)	(349)
Net cash provided by (used in) investing activities	23,202	27,659
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	172,208	158,006
Repayments and redemptions	(200,316)	(190,833)
Debt of Freddie Mac:
Proceeds from issuance	145,578	130,442
Repayments	(141,219)	(124,673)
Net increase (decrease) in securities sold under agreements to repurchase	(8,135)	(7,196)
Other, net	(7)	(143)
Net cash provided by (used in) financing activities	(31,891)	(34,397)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(1,162)	(1,006)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	6,019	6,360
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$4,857	$5,354

Supplemental cash flow information
Cash paid for:
Debt interest	$74,239	$64,399
Income taxes	2,650	700
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2024 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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
We invest in LIHTC partnerships to support and preserve the supply of affordable housing. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $3.8 billion as of September 30, 2024.

Freddie Mac 3Q 2024 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2024	The adoption of these amendments did not have a material effect on our consolidated financial statements. See the preceding section Consolidation and Equity Investments for additional information.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this Update require the disclosure of more detailed quantitative and qualitative information about significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss.	December 31, 2024	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	January 1, 2025	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 3Q 2024 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	September 30, 2024
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,703	$169	$456	$30,287	$24,684
Resecuritization products(2)	4,925	63	578	105,769	105,769
CRT products(3)	—	90	196	27,648	8
Total Single-Family	6,628	322	1,230	163,704	130,461
Multifamily:
Securitization products(4)	5,658	5,361	4,351	359,166	320,710
CRT products(3)	—	28	14	1,537	23
Total Multifamily	5,658	5,389	4,365	360,703	320,733
Other	—	7	5	83	454
Total	$12,286	$5,718	$5,600	$524,490	$451,648
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2024 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2023
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,272	$172	$427	$30,298	$24,600
Resecuritization products(2)	4,952	67	626	110,320	110,320
CRT products(3)	—	92	220	29,126	14
Total Single-Family	6,224	331	1,273	169,744	134,934
Multifamily:
Securitization products(4)	5,985	5,082	4,652	360,928	321,262
CRT products(3)	—	11	7	1,359	8
Total Multifamily	5,985	5,093	4,659	362,287	321,270
Other	—	7	5	117	468
Total	$12,209	$5,431	$5,937	$532,148	$456,672
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude less than $0.1 billion and $0.1 billion as of September 30, 2024 and December 31, 2023, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(3)    Maximum exposure to loss is based on our expected recovery receivables and excludes our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Includes total assets of $0.5 billion and $0.3 billion as of September 30, 2024 and December 31, 2023, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.

Freddie Mac 3Q 2024 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	September 30, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$2,803	$9,051	$11,854	$3,527	$9,905	$13,432
Cost basis and fair value adjustments, net	(510)	334	(176)	(712)	221	(491)
Total held-for-sale loans, net	2,293	9,385	11,678	2,815	10,126	12,941
Held-for-investment UPB	3,041,016	72,709	3,113,725	2,996,509	59,203	3,055,712
Cost basis and fair value adjustments, net(1)	33,665	(334)	33,331	34,627	(291)	34,336
Allowance for credit losses	(6,392)	(345)	(6,737)	(6,057)	(326)	(6,383)
Total held-for-investment loans, net(2)	3,068,289	72,030	3,140,319	3,025,079	58,586	3,083,665
Total mortgage loans, net	$3,070,582	$81,415	$3,151,997	$3,027,894	$68,712	$3,096,606
(1)Includes ($0.1) billion and ($0.2) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $2.4 billion and $1.8 billion of multifamily held-for-investment loans for which we have elected the fair value option as of September 30, 2024 and December 31, 2023, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Single-Family:
Purchases:
Held-for-investment loans	$98,243	$85,431	$245,751	$227,246
Sales of held-for-sale loans(1)	658	471	1,657	471
Multifamily:
Purchases:
Held-for-investment loans	7,867	3,076	14,283	11,086
Held-for-sale loans	6,028	9,984	19,068	20,077
Sales of held-for-sale loans(2)	6,606	8,722	19,671	23,498
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 3Q 2024 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	3Q 2024			3Q 2023
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$428	$14	$—	$1,199	$23	$—
Held-for-sale to held-for-investment(2)	78	6	5	75	4	10
Multifamily reclassifications from:
Held-for-investment to held-for-sale	404	1	(14)	785	2	(8)
Held-for-sale to held-for-investment(2)	38	—	1	40	(1)	2

	YTD 2024			YTD 2023
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,495	$29	$—	$1,199	$23	$—
Held-for-sale to held-for-investment(2)	171	14	14	123	8	14
Multifamily reclassifications from:
Held-for-investment to held-for-sale	1,245	12	(58)	6,251	4	(41)
Held-for-sale to held-for-investment(2)	785	—	10	762	(1)	18
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	September 30, 2024	June 30, 2024	3Q 2024	YTD 2024
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,985	$11,773	$35	$167
15-year or less, amortizing fixed-rate	477	439	1	5
Adjustable-rate and other	230	230	1	4
Total Single-Family	13,692	12,442	37	176
Total Multifamily	114	110	1	2
Total Single-Family and Multifamily	$13,806	$12,552	$38	$178
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2024 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	September 30, 2023	June 30, 2023	3Q 2023	YTD 2023
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,825	$11,989	$27	$151
15-year or less, amortizing fixed-rate	526	540	1	4
Adjustable-rate and other	274	323	1	4
Total Single-Family	12,625	12,852	29	159
Total Multifamily	64	56	1	2
Total Single-Family and Multifamily	$12,689	$12,908	$30	$161
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
Table 3.5 - Accrued Interest Receivable and Related Charge-Offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-Offs
(In millions)	September 30, 2024	December 31, 2023	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Single-Family loans	$9,543	$8,833	($59)	($44)	($151)	($180)
Multifamily loans	342	287	—	(1)	(1)	(1)
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

Freddie Mac 3Q 2024 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	September 30, 2024
	Year of Origination						Total
(In millions)	2024	2023	2022	2021	2020	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$31,537	$42,162	$101,020	$541,934	$540,048	$474,309	$1,731,010
> 60 to 80	81,292	105,479	181,130	258,280	64,407	13,122	703,710
> 80 to 90	39,911	68,174	71,280	16,704	1,092	443	197,604
> 90 to 100	57,606	35,244	15,963	1,535	156	104	110,608
> 100	251	685	1,235	91	21	82	2,365
Total 20- and 30-year or more, amortizing fixed-rate	210,597	251,744	370,628	818,544	605,724	488,060	2,745,297
Current year-to-date gross charge-offs(1)	—	6	29	36	29	122	222
15-year or less, amortizing fixed-rate
≤ 60	3,419	4,360	20,901	113,165	88,798	56,263	286,906
> 60 to 80	3,225	3,377	5,211	1,619	94	11	13,537
> 80 to 90	590	479	198	10	—	—	1,277
> 90 to 100	314	59	20	—	—	—	393
> 100	1	1	—	—	—	—	2
Total 15-year or less, amortizing fixed-rate	7,549	8,276	26,330	114,794	88,892	56,274	302,115
Current year-to-date gross charge-offs(1)	—	—	1	2	—	1	4
Adjustable-rate and other
≤ 60	319	424	1,716	3,316	1,363	11,710	18,848
> 60 to 80	843	1,277	2,482	786	61	191	5,640
> 80 to 90	400	800	866	32	2	14	2,114
> 90 to 100	282	241	182	3	—	4	712
> 100	—	8	20	—	—	2	30
Total adjustable-rate and other	1,844	2,750	5,266	4,137	1,426	11,921	27,344
Current year-to-date gross charge-offs(1)	—	—	—	—	—	1	1
Total for all loan product types by current LTV ratio:
≤ 60	35,275	46,946	123,637	658,415	630,209	542,282	2,036,764
> 60 to 80	85,360	110,133	188,823	260,685	64,562	13,324	722,887
> 80 to 90	40,901	69,453	72,344	16,746	1,094	457	200,995
> 90 to 100	58,202	35,544	16,165	1,538	156	108	111,713
> 100	252	694	1,255	91	21	84	2,397
Total Single-Family loans	$219,990	$262,770	$402,224	$937,475	$696,042	$556,255	$3,074,756
Total current year-to-date gross charge-offs(1)	$—	$6	$30	$38	$29	$124	$227
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2024 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2023
	Year of Origination						Total
(In millions)	2023	2022	2021	2020	2019	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$39,500	$93,279	$513,267	$542,449	$94,348	$411,663	$1,694,506
> 60 to 80	105,384	183,251	318,965	95,102	12,402	7,296	722,400
> 80 to 90	55,973	90,785	27,750	1,272	213	262	176,255
> 90 to 100	51,994	23,460	1,542	71	16	77	77,160
> 100	28	912	24	9	5	88	1,066
Total 20- and 30-year or more, amortizing fixed-rate	252,879	391,687	861,548	638,903	106,984	419,386	2,671,387
Full-year gross charge-offs(1)	—	12	37	43	45	243	380
15-year or less, amortizing fixed-rate
≤ 60	4,221	20,246	121,709	98,338	12,488	56,493	313,495
> 60 to 80	3,973	8,314	4,491	278	19	5	17,080
> 80 to 90	623	509	25	—	—	—	1,157
> 90 to 100	198	33	1	—	—	—	232
> 100	1	1	—	—	—	1	3
Total 15-year or less, amortizing fixed-rate	9,016	29,103	126,226	98,616	12,507	56,499	331,967
Full-year gross charge-offs(1)	—	1	2	1	—	2	6
Adjustable-rate and other
≤ 60	356	1,650	3,325	1,465	586	12,950	20,332
> 60 to 80	1,153	2,651	1,105	89	25	227	5,250
> 80 to 90	689	1,040	48	3	—	18	1,798
> 90 to 100	317	276	2	—	—	8	603
> 100	—	16	—	—	—	4	20
Total adjustable-rate and other	2,515	5,633	4,480	1,557	611	13,207	28,003
Full-year gross charge-offs(1)	—	—	—	—	—	1	1
Total for all loan product types by current LTV ratio:
≤ 60	44,077	115,175	638,301	642,252	107,422	481,106	2,028,333
> 60 to 80	110,510	194,216	324,561	95,469	12,446	7,528	744,730
> 80 to 90	57,285	92,334	27,823	1,275	213	280	179,210
> 90 to 100	52,509	23,769	1,545	71	16	85	77,995
> 100	29	929	24	9	5	93	1,089
Total Single-Family loans	$264,410	$426,423	$992,254	$739,076	$120,102	$489,092	$3,031,357
Total full-year gross charge-offs(1)	$—	$13	$39	$44	$45	$246	$387
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 3Q 2024 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	September 30, 2024
	Year of Origination							Total
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans
Category:
Pass	$12,116	$14,611	$17,324	$7,196	$6,267	$7,930	$2,433	$67,877
Special mention	50	27	325	46	102	330	—	880
Substandard	—	29	388	319	192	308	—	1,236
Doubtful	—	—	5	—	—	6	—	11
Total	$12,166	$14,667	$18,042	$7,561	$6,561	$8,574	$2,433	$70,004

	December 31, 2023
	Year of Origination							Total
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans
Category:
Pass	$13,804	$17,845	$7,430	$6,345	$4,420	$3,254	$2,266	$55,364
Special mention	20	85	28	43	294	106	—	576
Substandard	—	33	188	259	223	464	—	1,167
Doubtful	—	—	—	—	—	—	—	—
Total	$13,824	$17,963	$7,646	$6,647	$4,937	$3,824	$2,266	$57,107
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	September 30, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,700,992	$25,362	$6,334	$12,609	$2,745,297	$425
15-year or less, amortizing fixed-rate	299,989	1,392	272	462	302,115	4
Adjustable-rate and other	26,713	312	95	224	27,344	36
Total Single-Family	3,027,694	27,066	6,701	13,295	3,074,756	465
Total Multifamily	69,845	42	3	114	70,004	61
Total Single-Family and Multifamily	$3,097,539	$27,108	$6,704	$13,409	$3,144,760	$526

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,627,763	$25,528	$5,787	$12,309	$2,671,387	$406
15-year or less, amortizing fixed-rate	329,601	1,589	270	507	331,967	4
Adjustable-rate and other	27,317	342	95	249	28,003	49
Total Single-Family	2,984,681	27,459	6,152	13,065	3,031,357	459
Total Multifamily	57,031	12	—	64	57,107	23
Total Single-Family and Multifamily	$3,041,712	$27,471	$6,152	$13,129	$3,088,464	$482
Referenced footnotes are on the next page.

Freddie Mac 3Q 2024 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both September 30, 2024 and December 31, 2023.
(2)Includes $2.4 billion and $2.0 billion of single-family loans that were in the process of foreclosure as of September 30, 2024 and December 31, 2023, respectively.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,597	$1,533	$25	$7,155	0.3%
15-year or less, amortizing fixed-rate	213	—	—	213	0.1
Adjustable-rate and other	57	3	1	61	0.2
Total Single-Family loan restructurings	$5,867	$1,536	$26	$7,429	0.2

	3Q 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,232	$1,140	$13	$6,385	0.2%
15-year or less, amortizing fixed-rate	230	—	—	230	0.1
Adjustable-rate and other	49	6	1	56	0.2
Total Single-Family loan restructurings	$5,511	$1,146	$14	$6,671	0.2

	YTD 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,370	$4,256	$44	$17,670	0.6%
15-year or less, amortizing fixed-rate	526	—	—	526	0.2
Adjustable-rate and other	137	9	1	147	0.5
Total Single-Family loan restructurings	$14,033	$4,265	$45	$18,343	0.6
Referenced footnotes are on the next page.

Freddie Mac 3Q 2024 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,945	$3,122	$123	$17,190	0.6%
15-year or less, amortizing fixed-rate	683	—	—	683	0.2
Adjustable-rate and other	154	19	6	179	0.6
Total Single-Family loan restructurings	$14,782	$3,141	$129	$18,052	0.6
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in trial period modification plans was $2.0 billion and $1.6 billion as of September 30, 2024 and September 30, 2023, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $1.7 billion and $6.1 billion related to payment deferral plans for 3Q 2024 and YTD 2024, respectively, compared to $1.9 billion and $6.5 billion for 3Q 2023 and YTD 2023, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.5%	168	$16
15-year or less, amortizing fixed-rate	—	10	9
Adjustable-rate and other	1.1	255	12

	3Q 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.2%	175	$18
15-year or less, amortizing fixed-rate	—	0	15
Adjustable-rate and other	1.0	222	18

	YTD 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	168	$16
15-year or less, amortizing fixed-rate	—	10	13
Adjustable-rate and other	1.0	235	13
Referenced footnotes are on the next page.

Freddie Mac 3Q 2024 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.0%	177	$17
15-year or less, amortizing fixed-rate	—	0	16
Adjustable-rate and other	1.8	202	17
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,166	$544	$5	$1,715
15-year or less, amortizing fixed-rate	44	—	—	44
Adjustable-rate and other	13	—	—	13
Total Single-Family	$1,223	$544	$5	$1,772

	3Q 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$810	$319	$57	$1,186
15-year or less, amortizing fixed-rate	33	—	—	33
Adjustable-rate and other	11	2	1	14
Total Single-Family	$854	$321	$58	$1,233

	YTD 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,516	$1,144	$11	$3,671
15-year or less, amortizing fixed-rate	86	—	—	86
Adjustable-rate and other	26	1	—	27
Total Single-Family	$2,628	$1,145	$11	$3,784
Referenced footnotes are on the next page.

Freddie Mac 3Q 2024 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,877	$614	$315	$2,806
15-year or less, amortizing fixed-rate	78	—	—	78
Adjustable-rate and other	25	5	6	36
Total Single-Family	$1,980	$619	$321	$2,920
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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	September 30, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$10,808	$3,161	$1,932	$5,602	$21,503
15-year or less, amortizing fixed-rate	307	98	63	190	658
Adjustable-rate and other	83	25	18	53	179
Total Single-Family	$11,198	$3,284	$2,013	$5,845	$22,340

	September 30, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,858	$2,636	$1,484	$5,805	$21,783
15-year or less, amortizing fixed-rate	483	96	56	248	883
Adjustable-rate and other	123	26	15	71	235
Total Single-Family	$12,464	$2,758	$1,555	$6,124	$22,901
Non-Cash Investing and Financing Activities

During YTD 2024 and YTD 2023, we acquired $160.6 billion and $160.8 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $76.0 billion and $72.9 billion of loans held-for-investment from sellers during YTD 2024 and YTD 2023, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2024 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	September 30, 2024
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,287	$24,684	$411	40
Other mortgage-related guarantees	8,126	8,127	135	28
Total Single-Family mortgage-related guarantees	38,413	32,811	546
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	359,166	320,710	4,231	36
Other mortgage-related guarantees	11,190	11,190	374	34
Total Multifamily mortgage-related guarantees	370,356	331,900	4,605
Guarantees of Fannie Mae securities(4)	105,769	105,769	—	37
Other	83	454	—	30

	December 31, 2023
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,289	$24,600	$382	40
Other mortgage-related guarantees	8,692	8,692	161	28
Total Single-Family mortgage-related guarantees	38,981	33,292	543
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	360,928	321,262	4,577	36
Other mortgage-related guarantees	10,761	10,761	383	35
Total Multifamily mortgage-related guarantees	371,689	332,023	4,960
Guarantees of Fannie Mae securities(4)	110,320	110,320	—	38
Other	117	468	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.5 billion and $0.3 billion as of September 30, 2024 and December 31, 2023, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.0 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively.
(4)    Excludes less than $0.1 billion and $0.1 billion as of September 30, 2024 and December 31, 2023, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.

Freddie Mac 3Q 2024 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	September 30, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$34,170	$2,049	$792	$1,402	$38,413
Multifamily	368,368	396	169	1,423	370,356
Total	$402,538	$2,445	$961	$2,825	$408,769

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$34,524	$2,172	$827	$1,458	$38,981
Multifamily	369,785	850	98	956	371,689
Total	$404,309	$3,022	$925	$2,414	$410,670
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
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	September 30, 2024	December 31, 2023
Mortgage loan purchase commitments(1)	$17,445	$10,378
Unsettled securities purchased under agreements to resell, net(2)	29,161	22,276
Other commitments(3)	4,298	4,701
Total	$50,904	$37,355
(1)Includes $3.1 billion and $1.9 billion of commitments for which we have elected the fair value option as of September 30, 2024 and December 31, 2023, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $4.0 billion of unsettled securities sold under agreements to repurchase as of December 31, 2023. There was no such activity as of September 30, 2024.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 3Q 2024 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	3Q 2024			3Q 2023			YTD 2024			YTD 2023
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$6,760	$587	$7,347	$7,457	$325	$7,782	$6,402	$447	$6,849	$7,746	$147	$7,893
Provision (benefit) for credit losses	(99)	(92)	(191)	(304)	41	(263)	336	48	384	(624)	219	(405)
Charge-offs	(75)	—	(75)	(221)	—	(221)	(367)	—	(367)	(422)	—	(422)
Recoveries collected	39	—	39	54	—	54	89	—	89	115	—	115
Other(1)	72	—	72	80	—	80	237	—	237	251	—	251
Ending balance	$6,697	$495	$7,192	$7,066	$366	$7,432	$6,697	$495	$7,192	$7,066	$366	$7,432

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,392	$345	$6,737	$6,668	$280	$6,948
Other(2)	305	150	455	398	86	484
Total ending balance	$6,697	$495	$7,192	$7,066	$366	$7,432
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    3Q 2024 vs. 3Q 2023 - The benefit for credit losses for 3Q 2024 was driven by a credit reserve release in Single-Family as a result of lower mortgage interest rates and a credit reserve release in Multifamily due to enhancements in the credit loss estimation process. The benefit for credit losses for 3Q 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices.
■    YTD 2024 vs. YTD 2023 - The provision for credit losses for YTD 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices, partially offset by a credit reserve build in Multifamily.
In addition, charge-offs decreased year-over-year during 3Q 2024 primarily due to a lower volume of transfers of single-family loans from held-for-investment to held-for-sale. Charge-offs decreased year-over-year during YTD 2024 primarily due to a decrease in charge-offs of accrued interest receivable.

Freddie Mac 3Q 2024 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	September 30, 2024	December 31, 2023
Trading securities	$39,356	$38,385
Available-for-sale securities	4,257	4,890
Total fair value of investment securities	$43,613	$43,275
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	September 30, 2024	December 31, 2023
Mortgage-related securities	$8,825	$8,113
Non-mortgage-related securities	30,531	30,272
Total fair value of trading securities	$39,356	$38,385
The table below provides details of our net trading gains (losses).
Table 6.3 - Net Trading Gains (Losses)

(In millions)	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Net trading gains (losses)	$993	($220)	$794	($332)
Less: Net trading gains (losses) on securities sold	238	(84)	131	(31)
Net trading gains (losses) recognized during the period related to securities still held at period end	$755	($136)	$663	($301)
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets. At both September 30, 2024 and December 31, 2023, all available-for-sale securities were mortgage-related securities.
Table 6.4 - Available-for-Sale Securities

	September 30, 2024
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,843	$16	($67)	$3,792	$9
Other mortgage-related securities	279	198	(12)	465	2
Total available-for-sale securities	$4,122	$214	($79)	$4,257	$11

	December 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$4,467	$13	($110)	$4,370	$10
Other mortgage-related securities	340	188	(8)	520	3
Total available-for-sale securities	$4,807	$201	($118)	$4,890	$13

Freddie Mac 3Q 2024 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

The fair value of our available-for-sale securities held at September 30, 2024 scheduled to contractually mature after ten years was $1.3 billion, with an additional $1.5 billion scheduled to contractually mature after five years through ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	September 30, 2024
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$397	($1)	$2,453	($66)
Other mortgage-related securities	5	—	29	(12)
Total available-for-sale securities in a gross unrealized loss position	$402	($1)	$2,482	($78)

	December 31, 2023
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$374	($1)	$3,006	($108)
Other mortgage-related securities	23	(4)	23	(5)
Total available-for-sale securities in a gross unrealized loss position	$397	($5)	$3,029	($113)
At September 30, 2024, the gross unrealized losses relate to 140 securities.
The table below summarizes the total proceeds, gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 6.6 - Total Proceeds, Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Total proceeds	$260	$1,441	$1,097	$2,333
Gross realized gains	5	—	8	5
Gross realized losses	—	(118)	(12)	(122)
Net realized gains (losses)	$5	($118)	($4)	($117)
Non-Cash Investing and Financing Activities

During YTD 2023, we recognized $1.7 billion of investment securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During YTD 2024 and YTD 2023, we derecognized $2.0 billion and $3.5 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.

Freddie Mac 3Q 2024 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	September 30, 2024	December 31, 2023
Debt of consolidated trusts	$3,092,140	$3,041,927
Debt of Freddie Mac:
Short-term debt	13,817	5,976
Long-term debt	159,310	160,443
Total debt of Freddie Mac	173,127	166,419
Total debt	$3,265,267	$3,208,346
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	September 30, 2024				December 31, 2023
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2024 - 2061	$2,670,853	$2,706,909	3.28%	2024 - 2061	$2,603,100	$2,640,550	3.06%
15-year or less, fixed-rate	2024 - 2039	298,106	302,263	2.27	2024 - 2039	326,242	331,291	2.20
Adjustable-rate and other	2024 - 2054	23,222	23,644	4.41	2024 - 2054	23,251	23,749	3.93
Total Single-Family		2,992,181	3,032,816			2,952,593	2,995,590
Multifamily	2024-2054	60,444	59,324	3.50	2024 - 2053	47,300	46,337	3.35
Total debt of consolidated trusts		$3,052,625	$3,092,140			$2,999,893	$3,041,927
(1)Includes $2.8 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.92% and 2.73% as of September 30, 2024 and December 31, 2023, respectively.

Short-Term Debt

The table below summarizes the balances and effective interest rates for our short-term debt.
Table 7.3 - Short-Term Debt

	September 30, 2024			December 31, 2023
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Discount notes and Reference Bills®	$13,842	$13,817	4.93%	$6,032	$5,976	5.39%

Freddie Mac 3Q 2024 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	September 30, 2024				December 31, 2023
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2024 - 2054	$120,304	$120,194	3.16%	2024 - 2050	$139,344	$139,257	3.13%
Medium-term notes — non-callable	2024 - 2028	327	327	3.29	2024 - 2028	1,573	1,574	0.98
Reference Notes securities — non-callable	2025 - 2032	18,162	18,210	3.19	2025 - 2032	18,162	18,209	3.19
SCR debt notes	2031 - 2032	77	79	13.00	2031 - 2032	82	83	13.00
Variable-rate:
Medium-term notes — callable	2024 - 2034	1,637	1,636	4.62	2024 - 2028	1,869	1,867	4.81
Medium-term notes — non-callable	2026	17,647	17,644	5.34	2026	47	47	8.10
STACR	2025-2042	1,630	1,553	12.34	2024 - 2042	2,095	2,006	11.45
Zero-coupon:
Medium-term notes — non-callable	2025 - 2039	4,748	3,161	6.20	2024 - 2039	4,836	3,100	6.17
Other	2047 - 2053	—	110	0.85	2047 - 2053	—	121	0.84
Hedging-related basis adjustments		N/A	(3,604)			N/A	(5,821)
Total long-term debt		$164,532	$159,310	3.56%		$168,008	$160,443	3.30%
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $0.3 billion and $0.4 billion at September 30, 2024 and December 31, 2023, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.

The table below summarizes the contractual maturities of long-term debt and debt securities.
Table 7.5 - Contractual Maturities of Long-Term Debt and Debt Securities

September 30, 2024
(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2024	$6,787
2025	53,207
2026	30,626
2027	18,426
2028	9,892
Thereafter	43,887
Debt of consolidated trusts, STACR, and SCR debt notes(1)	3,054,332
Total	3,217,157
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	34,293
Total debt of consolidated trusts, STACR, SCR, and long-term debt	$3,251,450
(1)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.
(2)Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.

Freddie Mac 3Q 2024 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	September 30, 2024			December 31, 2023
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$360,455	$1,347	($488)	$351,193	$1,638	($462)
Written options	40,819	—	(1,614)	48,227	—	(1,746)
Purchased options(1)	92,390	3,963	—	89,790	4,251	—
Futures	90,674	—	—	132,982	—	—
Total interest-rate risk management derivatives	584,338	5,310	(2,102)	622,192	5,889	(2,208)
Mortgage commitment derivatives	57,116	24	(19)	26,911	43	(10)
CRT-related derivatives(2)	29,185	—	(210)	30,578	—	(228)
Other	19,788	38	(534)	14,572	3	(567)
Total derivatives not designated as hedges	690,427	5,372	(2,865)	694,253	5,935	(3,013)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	160,595	235	(3,793)	172,202	276	(5,658)
Total derivatives designated as fair value hedges	160,595	235	(3,793)	172,202	276	(5,658)
Receivables (payables)		239	(1)		17	(36)
Netting adjustments(3)		(5,252)	5,723		(5,742)	7,834
Total derivative portfolio, net	$851,022	$594	($936)	$866,455	$486	($873)
(1)Includes swaptions on credit indices with a notional or contractual amount of $6.9 billion and $6.4 billion at September 30, 2024 and December 31, 2023, respectively, and a fair value of $1.0 million at both September 30, 2024 and December 31, 2023.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 3Q 2024 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivative Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	September 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$5,546	($5,895)	$6,165	($7,866)
Cleared and exchange-traded derivatives	225	(1)	13	(36)
Mortgage commitment derivatives	37	(19)	47	(10)
Other	38	(744)	3	(795)
Total derivatives	5,846	(6,659)	6,228	(8,707)
Counterparty netting	(3,468)	3,468	(4,210)	4,210
Cash collateral netting(1)	(1,784)	2,255	(1,532)	3,624
Net amount presented in the consolidated balance sheets	594	(936)	486	(873)
Gross amount not offset in the consolidated balance sheets(2)	(193)	47	(366)	47
Net amount	$401	($889)	$120	($826)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	($425)	($48)	($27)	$360
Written options	223	(424)	174	(147)
Purchased options	(511)	1,012	(213)	463
Futures	(475)	668	68	880
Total interest-rate risk management derivatives fair value gains (losses)	(1,188)	1,208	2	1,556
Mortgage commitment derivatives	(415)	248	(343)	293
CRT-related derivatives(1)	39	(10)	47	(154)
Other	194	(194)	31	(197)
Total derivatives not designated as hedges fair value gains (losses)	($1,370)	$1,252	($263)	$1,498
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 3Q 2024 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	3Q 2024		3Q 2023
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$29,809	($24,810)	$26,799	($22,050)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	2,049	—	(1,722)	—
Derivatives designated as hedging instruments	(2,039)	—	1,658	—
Interest accruals on hedging instruments	227	—	225	—
Discontinued hedge related basis adjustments amortization	44	—	60	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(1,869)	—	16
Derivatives designated as hedging instruments	—	1,876	—	(9)
Interest accruals on hedging instruments	—	(824)	—	(1,014)
Discontinued hedge related basis adjustment amortization	—	(1)	—	(145)

	YTD 2024		YTD 2023
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$87,258	($72,572)	$77,541	($63,768)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	820	—	(1,563)	—
Derivatives designated as hedging instruments	(926)	—	1,485	—
Interest accruals on hedging instruments	701	—	687	—
Discontinued hedge related basis adjustments amortization	160	—	130	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(2,246)	—	(794)
Derivatives designated as hedging instruments	—	2,268	—	776
Interest accruals on hedging instruments	—	(2,627)	—	(3,065)
Discontinued hedge related basis adjustment amortization	—	(5)	—	(355)

Freddie Mac 3Q 2024 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	September 30, 2024
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,109,943	($1,274)	($75)	($1,199)	$56,306	$11,845
Mortgage loans held-for-sale	145	1	—	1	—	—
Debt	(117,127)	3,604	—	19	—	—

	December 31, 2023
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,115,454	($2,253)	($220)	($2,033)	$59,786	$11,670
Mortgage loans held-for-sale	128	1	—	1	—	—
Debt	(143,407)	5,821	—	29	—	—

Freddie Mac 3Q 2024 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	September 30, 2024
(In millions)	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$105,220	($2,110)	$103,110	($103,110)	$—
Liabilities:
Securities sold under agreements to repurchase	(2,110)	2,110	—	—	—

	December 31, 2023
(In millions)	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$105,393	($10,245)	$95,148	($95,148)	$—
Liabilities:
Securities sold under agreements to repurchase	(10,245)	10,245	—	—	—
(1)For securities purchased under agreements to resell, includes $105.2 billion and $104.2 billion of collateral that we had the right to repledge as of September 30, 2024 and December 31, 2023, respectively. We did not repledge collateral as of September 30, 2024. We repledged $0.4 billion of collateral as of December 31, 2023.
The table below presents the remaining contractual maturity of our gross obligations for securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

	September 30, 2024
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$1,404	$706	$—	$—	$2,110

	December 31, 2023
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$10,245	$—	$—	$10,245

Freddie Mac 3Q 2024 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Collateral Pledged

The table below summarizes the carrying value of the collateral pledged by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.3 - Collateral in the Form of Securities Pledged

	September 30, 2024
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$2,419	$2,093	$2,181	$6,693
Other assets	—	—	—	—
Total securities pledged	$2,419	$2,093	$2,181	$6,693

	December 31, 2023
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,866	$3,666	$2,370	$7,902
Other assets	—	4,555	—	4,555
Total securities pledged	$1,866	$8,221	$2,370	$12,457
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.

Freddie Mac 3Q 2024 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	3Q 2024	3Q 2023	YTD 2024	YTD 2023
Interest income:
Mortgage loans	$27,640	$24,525	$80,690	$71,427
Investment securities	510	427	1,464	1,106
Securities purchased under agreements to resell	1,511	1,660	4,636	4,502
Other	148	187	468	506
Total interest income	29,809	26,799	87,258	77,541
Interest expense:
Debt of consolidated trusts	(22,330)	(19,383)	(65,086)	(56,252)
Debt of Freddie Mac:
Short-term debt	(205)	(191)	(721)	(593)
Long-term debt	(2,275)	(2,476)	(6,765)	(6,923)
Total interest expense	(24,810)	(22,050)	(72,572)	(63,768)
Net interest income	4,999	4,749	14,686	13,773
(Provision) benefit for credit losses	191	263	(384)	405
Net interest income after (provision) benefit for credit losses	$5,190	$5,012	$14,302	$14,178

Freddie Mac 3Q 2024 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	3Q 2024			3Q 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$4,692	$307	$4,999	$4,534	$215	$4,749
Non-interest income
Guarantee income	23	464	487	25	276	301
Investment gains, net	282	(39)	243	314	241	555
Other income	59	50	109	54	31	85
Non-interest income	364	475	839	393	548	941
Net revenues	5,056	782	5,838	4,927	763	5,690
(Provision) benefit for credit losses	99	92	191	304	(41)	263
Non-interest expense	(1,966)	(217)	(2,183)	(2,310)	(266)	(2,576)
Income before income tax expense	3,189	657	3,846	2,921	456	3,377
Income tax expense	(616)	(125)	(741)	(598)	(94)	(692)
Net income	2,573	532	3,105	2,323	362	2,685
Other comprehensive income (loss), net of taxes and reclassification adjustments	10	52	62	(6)	25	19
Comprehensive income	$2,583	$584	$3,167	$2,317	$387	$2,704

	YTD 2024			YTD 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$13,815	$871	$14,686	$13,125	$648	$13,773
Non-interest income
Guarantee income	68	1,298	1,366	73	1,003	1,076
Investment gains, net	531	666	1,197	131	610	741
Other income	210	124	334	161	105	266
Non-interest income	809	2,088	2,897	365	1,718	2,083
Net revenues	14,624	2,959	17,583	13,490	2,366	15,856
(Provision) benefit for credit losses	(336)	(48)	(384)	624	(219)	405
Non-interest expense	(5,812)	(627)	(6,439)	(6,121)	(591)	(6,712)
Income before income tax expense	8,476	2,284	10,760	7,993	1,556	9,549
Income tax expense	(1,674)	(450)	(2,124)	(1,612)	(313)	(1,925)
Net income	6,802	1,834	8,636	6,381	1,243	7,624
Other comprehensive income (loss), net of taxes and reclassification adjustments	—	32	32	(5)	24	19
Comprehensive income	$6,802	$1,866	$8,668	$6,376	$1,267	$7,643

Freddie Mac 3Q 2024 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	September 30, 2024	December 31, 2023
Single-Family	$3,082,232	$3,038,910
Multifamily	452,116	440,797
Total segment assets	3,534,348	3,479,707
Reconciling items(1)	(191,765)	(198,731)
Total assets per condensed consolidated balance sheets	$3,342,583	$3,280,976

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 3Q 2024 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	September 30, 2024
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$915,004	30%	0.41%
Northeast	711,763	23	0.61
Southeast	543,620	18	0.57
Southwest	462,203	15	0.58
North Central	449,301	14	0.55
Total	$3,081,891	100%	0.54
State:
California	$514,106	17%	0.41
Texas	220,446	7	0.66
Florida	205,959	7	0.63
New York	134,200	4	0.87
Illinois	115,277	4	0.69
All other	1,891,903	61	0.51
Total	$3,081,891	100%	0.54
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

Freddie Mac 3Q 2024 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	September 30, 2024
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$110,770	25%	0.84%
West	110,254	24	0.17
Southwest	93,088	21	0.29
Southeast	93,087	21	0.16
North Central	44,917	9	0.45
Total	$452,116	100%	0.39
State(3):
California	$58,900	13%	0.22
Texas	57,770	13	0.30
Florida	39,525	9	0.10
New York	35,378	8	1.91
Georgia	19,212	4	0.21
All other	241,331	53	0.29
Total	$452,116	100%	0.39
(1)Based on loans two monthly payments or more delinquent or in foreclosure.
(2)Region designation: Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI).
(3)The UPB of loans collateralized by properties located in multiple regions or states are reported entirely in the region or state with the largest underlying collateral UPB as of origination.

Freddie Mac 3Q 2024 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2024
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,669	$588	$—	$4,257
Trading:
Mortgage-related securities	—	5,597	3,228	—	8,825
Non-mortgage-related securities	30,105	426	—	—	30,531
Total trading securities	30,105	6,023	3,228	—	39,356
Total investment securities	30,105	9,692	3,816	—	43,613
Mortgage loans held-for-sale	—	7,618	735	—	8,353
Mortgage loans held-for-investment	—	1,446	925	—	2,371
Other assets:
Guarantee assets	—	—	5,289	—	5,289
Derivative assets, net	—	5,569	38	(5,013)	594
Other assets	—	105	178	—	283
Total other assets	—	5,674	5,505	(5,013)	6,166
Total assets carried at fair value on a recurring basis	$30,105	$24,430	$10,981	($5,013)	$60,503
Liabilities:
Debt:
Debt of consolidated trusts	$—	$2,780	$20	$—	$2,800
Debt of Freddie Mac	—	236	86	—	322
Total debt	—	3,016	106	—	3,122
Other liabilities:
Derivative liabilities, net	1	6,584	73	(5,722)	936
Other liabilities	—	—	1	—	1
Total other liabilities	1	6,584	74	(5,722)	937
Total liabilities carried at fair value on a recurring basis	$1	$9,600	$180	($5,722)	$4,059
Referenced footnote is included after the prior period table.

Freddie Mac 3Q 2024 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$4,212	$678	$—	$4,890
Trading:
Mortgage-related securities	—	5,342	2,771	—	8,113
Non-mortgage-related securities	29,854	418	—	—	30,272
Total trading securities	29,854	5,760	2,771	—	38,385
Total investment securities	29,854	9,972	3,449	—	43,275
Mortgage loans held-for-sale	—	6,460	896	—	7,356
Mortgage loans held-for-investment	—	1,333	473	—	1,806
Other assets:
Guarantee assets	—	—	5,351	—	5,351
Derivative assets, net	—	6,209	2	(5,725)	486
Other assets	—	92	166	—	258
Total other assets	—	6,301	5,519	(5,725)	6,095
Total assets carried at fair value on a recurring basis	$29,854	$24,066	$10,337	($5,725)	$58,532
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,707	$343	$—	$2,050
Debt of Freddie Mac	—	336	90	—	426
Total debt	—	2,043	433	—	2,476
Other liabilities:
Derivative liabilities, net	—	8,608	63	(7,798)	873
Other liabilities	—	—	—	—	—
Total other liabilities	—	8,608	63	(7,798)	873
Total liabilities carried at fair value on a recurring basis	$—	$10,651	$496	($7,798)	$3,349
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

Freddie Mac 3Q 2024 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	3Q 2024
	Balance, July 1, 2024	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2024	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2024(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2024
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$603	$—	$11	$—	$—	$—	($26)	$—	$—	$588	$—	$9
Trading	3,009	34	—	219	—	—	(24)	—	(10)	3,228	156	—
Total investment securities	3,612	34	11	219	—	—	(50)	—	(10)	3,816	156	9
Mortgage loans held-for-sale	627	28	—	356	—	(276)	—	—	—	735	18	—
Mortgage loans held-for-investment	776	10	—	—	—	—	(22)	161	—	925	12	—
Other assets:
Guarantee assets	5,254	110	—	—	158	—	(233)	—	—	5,289	110	—
Other assets	203	26	—	6	5	(6)	(18)	—	—	216	22	—
Total other assets	5,457	136	—	6	163	(6)	(251)	—	—	5,505	132	—
Total assets	$10,472	$208	$11	$581	$163	($282)	($323)	$161	($10)	$10,981	$318	$9

Liabilities
Debt	$462	$2	$—	$—	$—	$—	($2)	$—	($356)	$106	$1	$—
Other liabilities	115	(57)	—	3	15	—	(2)	—	—	74	(59)	—
Total liabilities	$577	($55)	$—	$3	$15	$—	($4)	$—	($356)	$180	($58)	$—

	YTD 2024
	Balance, January 1, 2024	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2024	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2024(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2024
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$678	$—	$5	$—	$—	$—	($95)	$—	$—	$588	$—	$4
Trading	2,771	(183)	—	714	—	—	(64)	—	(10)	3,228	185	—
Total investment securities	3,449	(183)	5	714	—	—	(159)	—	(10)	3,816	185	4
Mortgage loans held-for-sale	896	22	—	1,038	—	(1,048)	(1)	35	(207)	735	19	—
Mortgage loans held-for-investment	473	(42)	—	—	—	—	(76)	592	(22)	925	(41)	—
Other assets:
Guarantee assets	5,351	220	—	—	405	—	(687)	—	—	5,289	221	—
Other assets	168	58	—	(6)	9	(13)	—	—	—	216	52	—
Total other assets	5,519	278	—	(6)	414	(13)	(687)	—	—	5,505	273	—
Total assets	$10,337	$75	$5	$1,746	$414	($1,061)	($923)	$627	($239)	$10,981	$436	$4

Liabilities
Debt	$433	$3	$—	$—	$—	$—	($5)	$—	($325)	$106	$3	$—
Other liabilities	63	(44)	—	9	54	—	(8)	—	—	74	(52)	—
Total liabilities	$496	($41)	$—	$9	$54	$—	($13)	$—	($325)	$180	($49)	$—

Freddie Mac 3Q 2024 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2023
	Balance, July 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$790	$—	($15)	$—	$—	$—	($43)	$—	($41)	$691	$—	($12)
Trading	2,561	(141)	—	348	—	—	(16)	—	—	2,752	20	—
Total investment securities	3,351	(141)	(15)	348	—	—	(59)	—	(41)	3,443	20	(12)
Mortgage loans held-for-sale	881	(1)	—	814	—	(723)	(13)	—	—	958	(4)	—
Mortgage loans held-for-investment	170	(2)	—	—	—	—	(5)	—	(6)	157	(12)	—
Other assets:
Guarantee assets	5,323	(89)	—	—	179	—	(218)	—	—	5,195	(89)	—
Other assets	159	—	—	(5)	4	(4)	(4)	—	—	150	—	—
Total other assets	5,482	(89)	—	(5)	183	(4)	(222)	—	—	5,345	(89)	—
Total assets	$9,884	($233)	($15)	$1,157	$183	($727)	($299)	$—	($47)	$9,903	($85)	($12)

Liabilities
Debt	$374	$1	$—	$—	$55	$—	$—	$—	$—	$430	$8	$—
Other liabilities	99	47	—	—	—	—	(31)	—	—	115	24	—
Total liabilities	$473	$48	$—	$—	$55	$—	($31)	$—	$—	$545	$32	$—

	YTD 2023
	Balance, January 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$894	$1	($23)	$—	$—	$—	($139)	$—	($42)	$691	$—	($18)
Trading	2,731	(470)	—	531	—	—	(40)	—	—	2,752	30	—
Total investment securities	3,625	(469)	(23)	531	—	—	(179)	—	(42)	3,443	30	(18)
Mortgage loans held-for-sale	310	(30)	—	1,567	—	(723)	(24)	12	(154)	958	(4)	—
Mortgage loans held-for-investment	110	(13)	—	—	—	—	(11)	142	(71)	157	(12)	—
Other assets:												—
Guarantee assets	5,442	(82)	—	—	498	—	(663)	—	—	5,195	(82)	—
Other assets	131	55	—	(23)	7	(4)	(16)	—	—	150	54	—
Total other assets	5,573	(27)	—	(23)	505	(4)	(679)	—	—	5,345	(28)	—
Total assets	$9,618	($539)	($23)	$2,075	$505	($727)	($893)	$154	($267)	$9,903	($14)	($18)

Liabilities
Debt	$388	($18)	$—	$66	$—	$—	($6)	$—	$—	$430	($1)	$—
Other liabilities	97	51	—	—	—	—	(33)	—	—	115	18	—
Total liabilities	$485	$33	$—	$66	$—	$—	($39)	$—	$—	$545	$17	$—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2024 and September 30, 2023.

Freddie Mac 3Q 2024 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$444	Median of external sources	External pricing sources	$63.9 - $70.5	$65.2
	144	Other
Trading	2,020	Single external source	External pricing source	$0.0 - $3,894.4	$116.1
	834	Median of external sources	External pricing sources	$14.1 - $15.2	$14.7
	374	Other
Mortgage loans held-for-sale	735	Single external source	External pricing source	$59.1 - $110.1	$103.4
Mortgage loans held-for-investment	925	Single external source	External pricing source	$29.1 - $102.7	$84.4
Guarantee assets	4,967	Discounted cash flows	OAS	17 - 233 bps	47 bps
	322	Other
Insignificant Level 3 assets(2)	216
Total Level 3 assets	$10,981
Liabilities
Insignificant Level 3 liabilities(2)	180
Total Level 3 liabilities	$180

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$489	Median of external sources	External pricing sources	$61.2 - $71.6	$66.7
	189	Other
Trading	2,085	Single external source	External pricing source	$0.0 - $4,471.7	$147.3
	686	Other
Mortgage loans held-for-sale	896	Single external source	External pricing source	$59.3 - $110.4	$100.3
Mortgage loans held-for-investment	473	Single external source	External pricing source	$24.7 - $99.2	$74.7
Guarantee assets	5,014	Discounted cash flows	OAS	17 - 233 bps	47 bps
	337	Other
Insignificant Level 3 assets(2)	168
Total Level 3 assets	$10,337
Liabilities
Insignificant Level 3 liabilities(2)	496
Total Level 3 liabilities	$496
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 3Q 2024 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$246	$950	$1,196	$—	$640	$1,578	$2,218
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	September 30, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$757	Median of external sources	External pricing sources	$78.0 - $102.7	$86.4
	193	Other
Total	$950

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,394	Median of external sources	External pricing sources	$72.9 - $98.8	$82.4
	184	Other
Total	$1,578
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 3Q 2024 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.6 - Fair Value of Financial Instruments

		September 30, 2024
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$4,857	$4,857	$—	$—	$—	$4,857
Securities purchased under agreements to resell	Amortized cost	103,110	—	105,220	—	(2,110)	103,110
Investment securities:
Available-for-sale	FV - OCI	4,257	—	3,669	588	—	4,257
Trading	FV - NI	39,356	30,105	6,023	3,228	—	39,356
Total investment securities		43,613	30,105	9,692	3,816	—	43,613
Mortgage loans:
Mortgage loans held-for-sale		11,678	—	8,719	3,186	—	11,905
Mortgage loans held-for-investment, net of allowance for credit losses		3,140,319	—	2,526,697	307,773	—	2,834,470
Total mortgage loans	Various(4)	3,151,997	—	2,535,416	310,959	—	2,846,375
Other assets:
Guarantee assets	FV - NI	5,289	—	—	5,291	—	5,291
Derivative assets, net	FV - NI	594	—	5,569	38	(5,013)	594
Other assets(5)	Various	2,804	—	895	2,334	—	3,229
Total other assets		8,687	—	6,464	7,663	(5,013)	9,114
Total financial assets		$3,312,264	$34,962	$2,656,792	$322,438	($7,123)	$3,007,069
Financial liabilities
Debt:
Debt of consolidated trusts		$3,092,140	$—	$2,783,068	$390	$—	$2,783,458
Debt of Freddie Mac		173,127	—	172,794	3,417	(2,110)	174,101
Total debt	Various(6)	3,265,267	—	2,955,862	3,807	(2,110)	2,957,559
Other liabilities:
Guarantee obligations	Amortized cost	5,116	—	99	6,492	—	6,591
Derivative liabilities, net	FV - NI	936	1	6,584	73	(5,722)	936
Other liabilities(5)	FV - NI	1	—	339	106	—	445
Total other liabilities		6,053	1	7,022	6,671	(5,722)	7,972
Total financial liabilities		$3,271,320	$1	$2,962,884	$10,478	($7,832)	$2,965,531
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2024 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2023
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$6,019	$6,019	$—	$—	$—	$6,019
Securities purchased under agreements to resell	Amortized cost	95,148	—	105,393	—	(10,245)	95,148
Investment securities:
Available-for-sale	FV - OCI	4,890	—	4,212	678	—	4,890
Trading	FV - NI	38,385	29,854	5,760	2,771	—	38,385
Total investment securities		43,275	29,854	9,972	3,449	—	43,275
Mortgage loans:
Mortgage loans held-for-sale		12,941	—	9,276	3,868	—	13,144
Mortgage loans held-for-investment, net of allowance for credit losses		3,083,665	—	2,466,127	254,877	—	2,721,004
Total mortgage loans	Various(4)	3,096,606	—	2,475,403	258,745	—	2,734,148
Other assets:
Guarantee assets	FV - NI	5,351	—	—	5,353	—	5,353
Derivative assets, net	FV - NI	486	—	6,209	2	(5,725)	486
Other assets(5)	Various	2,107	—	946	1,165	—	2,111
Total other assets		7,944	—	7,155	6,520	(5,725)	7,950
Total financial assets		$3,248,992	$35,873	$2,597,923	$268,714	($15,970)	$2,886,540
Financial liabilities
Debt:
Debt of consolidated trusts		$3,041,927	$—	$2,673,019	$727	$—	$2,673,746
Debt of Freddie Mac		166,419	—	173,877	3,391	(10,245)	167,023
Total debt	Various(6)	3,208,346	—	2,846,896	4,118	(10,245)	2,840,769
Other liabilities:
Guarantee obligations	Amortized cost	5,451	—	103	6,023	—	6,126
Derivative liabilities, net	FV - NI	873	—	8,608	63	(7,798)	873
Other liabilities(5)	FV - NI	14	—	465	194	—	659
Total other liabilities		6,338	—	9,176	6,280	(7,798)	7,658
Total financial liabilities		$3,214,684	$—	$2,856,072	$10,398	($18,043)	$2,848,427
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.1 trillion, $3.3 billion, and $10.7 billion as of September 30, 2024, respectively, and $3.1 trillion, $5.6 billion and $9.2 billion as of December 31, 2023, respectively.
(5)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(6)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $3.1 billion as of September 30, 2024, respectively, and $3.2 trillion and $2.5 billion as of December 31, 2023, respectively.

Freddie Mac 3Q 2024 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.7 - Difference Between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	September 30, 2024			December 31, 2023
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$8,353	$8,003	$350	$7,356	$7,080	$276
Mortgage loans held-for-investment	2,371	2,643	(272)	1,806	2,095	(289)
Debt of Freddie Mac	155	150	5	240	234	6
Debt of consolidated trusts	2,447	2,526	(79)	1,705	1,799	(94)
Other assets (other liabilities)	106	N/A	N/A	95	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both September 30, 2024 and December 31, 2023.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	3Q 2024	3Q 2023	YTD 2024	YTD 2023
(In millions)	Gains (Losses)		Gains (Losses)
Mortgage loans held-for-sale	$267	($256)	$87	($379)
Mortgage loans held-for-investment	53	(20)	(4)	(24)
Debt of Freddie Mac	13	(6)	18	13
Debt of consolidated trusts	(6)	35	—	35
Other assets/other liabilities	230	(7)	472	47
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 3Q 2024 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac 3Q 2024 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac 3Q 2024 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			September 30, 2024		December 31, 2023
Adjusted total assets			$3,772		$3,775
Risk-weighted assets (standardized approach)			1,046		1,009

	September 30, 2024
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($9)	$84	$84	(0.9)%	8.0%	8.0%
CET1 capital	(35)	47	104	(3.4)	4.5	9.9
Tier 1 capital	(21)	63	120	(2.0)	6.0	11.4
Adjusted total capital	(21)	84	141	(2.0)	8.0	13.4
Leverage capital:
Core capital	(16)	94	94	(0.4)	2.5	2.5
Tier 1 capital	(21)	94	108	(0.6)	2.5	2.9

	December 31, 2023
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($18)	$81	$81	(1.8)%	8.0%	8.0%
CET1 capital	(43)	45	96	(4.3)	4.5	9.5
Tier 1 capital	(29)	60	111	(2.9)	6.0	11.0
Adjusted total capital	(29)	81	132	(2.9)	8.0	13.0
Leverage capital:
Core capital	(25)	95	95	(0.7)	2.5	2.5
Tier 1 capital	(29)	95	106	(0.8)	2.5	2.8
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 3Q 2024 Form 10-Q	95

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
We provide information on the ERCF on our website at www.freddiemac.com/investors.

Freddie Mac 3Q 2024 Form 10-Q	96

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
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 3Q 2024. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2023 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 3Q 2024 Form 10-Q	97

Controls and Procedures

Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the company, including the company's CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.
Management, including the company's CEO and Interim CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. As a result of management's evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2024, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2024
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2024 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2024 that we have not remediated.
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
Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 3Q 2024 have been prepared in conformity with GAAP.

Freddie Mac 3Q 2024 Form 10-Q	98

Exhibit Index

Exhibit Index

Exhibit	Description*

10.1	Memorandum Agreement, dated August 7, 2024, between Freddie Mac and Diana Reid

10.2	Restrictive Covenant and Confidentiality Agreement, dated August 24, 2024, between Freddie Mac and Diana Reid

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 3Q 2024 Form 10-Q	99

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Diana W. Reid
Diana W. Reid
Chief Executive Officer
(Principal Executive Officer)
Date: October 30, 2024

By:	/s/ James Whitlinger
James Whitlinger
Interim Chief Financial Officer
(Principal Financial Officer)
Date: October 30, 2024

Freddie Mac 3Q 2024 Form 10-Q	100

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	47 - 95
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31 - 33
Item 4.	Controls and Procedures	98
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	96
Item 1A.	Risk Factors	96
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96 - 97
Item 5.	Other Information	97
Item 6.	Exhibits	97
Exhibit Index		99
Signatures		100

Freddie Mac 3Q 2024 Form 10-Q	101