Form 10-K
period 2024-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2025-02-13
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was $0.9 billion.
As of January 31, 2025, there were 650,059,553 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

FREDDIE MAC | 2024 Form 10-K	i

Table of Contents	MD&A Table Index

MD&A TABLE INDEX

FREDDIE MAC | 2024 Form 10-K	ii

Table of Contents	MD&A Table Index

FREDDIE MAC | 2024 Form 10-K	iii

Introduction	About Freddie Mac
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
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth as of December 31,
(In billions)
Key Drivers:
■    2024 vs. 2023
●    Net income was $11.9 billion, an increase of 13% year-over-year, primarily driven by higher net revenues, partially offset by a credit reserve build in Single-Family in 2024 compared to a credit reserve release in Single-Family in 2023.
●    Net revenues were $23.9 billion, up 13% year-over-year, driven by higher net interest income and higher non-interest income.
●    Net worth was $59.6 billion as of December 31, 2024, up from $47.7 billion as of December 31, 2023.

FREDDIE MAC | 2024 Form 10-K	1

Introduction	About Freddie Mac
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
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $411 billion in liquidity to the mortgage market in 2024, which enabled the financing of 1.6 million home purchases, refinancings, and rental units.

FREDDIE MAC | 2024 Form 10-K	2

Introduction	About Freddie Mac
Portfolio Balances

Mortgage Portfolio as of December 31,
(UPB in billions)
Key Drivers:
■    2024 vs. 2023
●    Our mortgage portfolio increased 3% year-over-year to $3.6 trillion at December 31, 2024, continuing to grow at a moderate pace.
–Our Single-Family mortgage portfolio was $3.1 trillion at December 31, 2024, up 2% year-over-year.
–Our Multifamily mortgage portfolio was $467 billion at December 31, 2024, up 6% year-over-year.
■    2023 vs. 2022
●    Our mortgage portfolio increased 2% year-over-year to $3.5 trillion at December 31, 2023, as portfolio growth moderated in 2023 due to the slowdown in new business activity driven by higher mortgage interest rates.
–Our Single-Family mortgage portfolio was $3.0 trillion at December 31, 2023, up 2% year-over-year.
–Our Multifamily mortgage portfolio was $441 billion at December 31, 2023, up 3% year-over-year.

FREDDIE MAC | 2024 Form 10-K	3

Introduction	About Freddie Mac
Credit Enhancement Coverage

Single-Family Mortgage Portfolio with Credit Enhancement as of December 31,
(UPB in billions)
Multifamily Mortgage Portfolio with Credit Enhancement as of December 31,
(UPB in billions)
In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various types of credit enhancements, such as primary mortgage insurance and CRT transactions, to reduce our credit risk exposure and transfer a portion of the credit risk on certain loans in our mortgage portfolio to third parties. At December 31, 2024, we had credit enhancement coverage on 62% of our Single-Family mortgage portfolio and 91% of our Multifamily mortgage portfolio. See MD&A - Our Business Segments and MD&A - Risk Management - Credit Risk for additional information on our credit enhancements.
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
The Purchase Agreement with Treasury significantly affects our business activities, including by limiting: our secondary market activities; our single-family loan acquisitions; the amount of indebtedness we can incur; the size of our mortgage-related investments portfolio; and our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and our exit from conservatorship. See our Current Report on Form 8-K filed on January 8, 2025.
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
Pursuant to the January 2021 Letter Agreement amending the Purchase Agreement, Freddie Mac will not be required to pay a dividend to Treasury on the senior preferred stock until it has built sufficient net worth to meet the capital requirements and

FREDDIE MAC | 2024 Form 10-K	4

Introduction	About Freddie Mac
buffers set forth in the ERCF. As the company builds capital during this period, increases in our Net Worth Amount have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. To the extent our Net Worth Amount exceeds capital requirements and buffers set forth in the ERCF, dividends on the senior preferred stock will be payable to Treasury. After we have maintained the level of capital prescribed in the Purchase Agreement for the requisite time, we will be subject to a new periodic cash dividend requirement, as well as a periodic commitment fee to be agreed upon with Treasury in consultation with the Chairman of the Federal Reserve. Freddie Mac is required to comply with the ERCF as it is amended from time to time pursuant to the January 2025 Letter Agreement. While Freddie Mac is required to comply with the ERCF as it is amended from time to time pursuant to the January 2025 Letter Agreement, compliance with certain provisions of the ERCF is suspended during conservatorship. See MD&A - Liquidity and Capital Resources - Capital Resources - ERCF for additional information.
See MD&A - Regulation and Supervision and Note 2 for additional information on the Purchase Agreement, senior preferred stock, and warrant and Risk Factors - Conservatorship and Related Matters for related risks.
The charts below show our net worth, the liquidation preference of the senior preferred stock, the remaining amount of Treasury's funding commitment to us, the cumulative senior preferred stock dividends we have paid to Treasury, and the cumulative funds we have drawn from Treasury pursuant to its funding commitment.
Net Worth, Liquidation Preference, and Treasury Funding Commitment
(In billions)
Draws and Dividend Payments
(In billions)

FREDDIE MAC | 2024 Form 10-K	5

Introduction	Our Business
OUR BUSINESS
Primary Business Strategies
Freddie Mac's overall strategic direction is recommended by management and affirmed by the Board of Directors and FHFA through the approval of our Strategic Framework, which sets forth our strategic priorities and generally covers a three-year timeframe. FHFA, the Administration, or Congress could take actions that cause us to alter our Strategic Framework. FHFA, as Conservator, has influenced, and may in the future influence, our strategic direction, such as through our new initiatives, credit and pricing policies, and capital, liquidity, and risk appetite constraints.
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
Our Charter does not permit us to originate mortgage loans or lend money directly to mortgage borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA's housing price index. In most of the U.S., the maximum conforming loan limit for a one-family residence has been set at $806,500 for 2025, an increase from $766,550 for 2024, $726,200 for 2023, and $647,200 for 2022. Higher limits have been established in certain "high-cost" areas (for 2025, up to $1,209,750 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.

FREDDIE MAC | 2024 Form 10-K	6

Introduction	Our Business
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

FREDDIE MAC | 2024 Form 10-K	7

Introduction	Our Business
Human Capital Management

Attracting, Developing, and Retaining Talent
Our employees are integral to our company’s success. We strive to be an employer of choice that attracts and retains top talent through our commitment to employee well-being and engagement, training, and other professional development opportunities. Our talent retention program focuses on performance and talent, as we are committed to the growth and development of our employees.
We encourage employees to volunteer and engage in community outreach in the neighborhoods where they work and live through our Community Crew program, which focuses on mission-related activities and our SERVE program which provides our employees with additional volunteer opportunities with local organizations.
We aim to support our employees’ overall well-being and enable them to perform at their best. Our wide variety of benefits provide employees with flexibility to manage their lives at home and work. We also offer a variety of ways to support our employees in planning for their financial well-being.
Our culture is anchored in our employee value proposition and embraces our values and competencies to deliver meaningfully on our mission. Our evolving listening strategy includes various forums throughout the year including mini-surveys, town halls, people leader meetings, on-boarding and exit surveys, and an annual employee engagement survey. Employee engagement, one of our Corporate Scorecard goals, is measured through the annual employee engagement survey.
We encourage and support our employees' professional development to help them stay engaged, confident, and credible. Our professional development opportunities include in-person and virtual courses on various topics, such as leadership, business, communications, technology, and individual skill development; our educational assistance program; our student debt repayment program; and our rewards programs for employees to recognize and celebrate their colleagues’ achievements.
We also strive to implement competitive compensation programs and practices within the constraints of the conservatorship. We evaluate the success of our human capital management by measuring and monitoring the performance, development, retention, and engagement of our employees.
Employees
At January 31, 2025, we had 8,076 full-time and 27 part-time employees. Our headquarters are in McLean, Virginia, and the majority of our employees reside in the Washington, D.C. metropolitan area.
Board and FHFA Oversight
We engage with the CHC Committee by providing workforce insights that support their oversight of compensation and benefits, talent development and strategies to strengthen our culture. Although the CHC Committee plays a significant role in these matters, FHFA is actively involved in its role as both our conservator and regulator. For additional information, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information - Authority of the Board of Directors and Board Committees.
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

FREDDIE MAC | 2024 Form 10-K	8

Introduction	Our Business
activities. For example, changes to our capital requirements have affected our business and risk management strategies, including our risk appetite, our risk-adjusted returns, and the impact of our CRT transactions on our capital needs, and have increased the amount of capital we will be required to retain or raise to exit from conservatorship.
In addition, our conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities. FHFA has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. FHFA may require us to undertake activities that reduce our profitability, expose us to additional credit, market, funding, operational, legal, and other risks, or provide additional support for the mortgage market that serves our mission but adversely affects our financial results. Further, we can be put into receivership at the discretion of the Director of FHFA at any time, consistent with the GSE Act and the Purchase Agreement, to the extent applicable by law. See our Current Report on Form 8-K filed on January 8, 2025.
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
We provide disclosure about our debt securities on our website at www.freddiemac.com/debt. From this address, investors can access the offering circular and issuance information for debt securities offerings under Freddie Mac's global debt facility, including any required pricing supplements for individual issuances of debt securities. Similar information about our STACR® transactions and MSCR transactions is available at crt.freddiemac.com and mf.freddiemac.com/investors, respectively.
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

FREDDIE MAC | 2024 Form 10-K	9

Introduction	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in house prices and house price forecasts, our market share, the effect of legislative and regulatory developments, judicial rulings, and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the impact of banking crises or failures, the effects of natural disasters or catastrophic events and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of this Form 10-K and:
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
■    Changes in the U.S. mortgage market, including the supply of houses available for sale, the supply of multifamily rental housing, and changes in the supply and type of loan products;
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
■    Changes in credit reporting at the credit reporting bureaus due to regulatory and legal developments, as well as lender practices;
■    Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate and spread risk management purposes and our ability to apply hedge accounting;
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

FREDDIE MAC | 2024 Form 10-K	10

Introduction	Forward-Looking Statements

■    Changes in investor demand for our debt or mortgage-related securities;
■    Our ability to maintain market acceptance of the UMBS, including our ability to maintain alignment of the prepayment speeds and pricing performance of our and Fannie Mae's respective UMBS;
■    Changes in the practices or performance of loan originators, servicers, property managers, investors, insurers, and other participants in the secondary mortgage market including as a result of evolving AI regulation;
■    Competition from other market participants, which could affect the pricing we offer for and the performance of our mortgage-related products, the credit characteristics of the loans we purchase, and our ability to meet our affordable housing goals and other mandated activities;
■    The availability of critical third parties, or their vendors and other business partners, to deliver products or services, or to manage risks, including cybersecurity risk, effectively;
■    The occurrence of a catastrophic event or natural disaster in areas in which our offices, significant portions of our total mortgage portfolio, or the offices of critical third parties are located, and for which we may be uninsured or significantly underinsured; and
■ Other factors and assumptions described in this Form 10-K, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-K, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

FREDDIE MAC | 2024 Form 10-K	11

Management's Discussion and Analysis	Housing and Mortgage Market Conditions

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
Single-Family

U.S. Single-Family Home Sales and House Prices ___
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index (seasonally adjusted annual rate).

U.S. Single-Family Mortgage Originations ___(UPB in billions)
Source: Freddie Mac and Fannie Mae.
Single-Family Serious Delinquency Rates
as of December 31,
Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. For 2024, the total mortgage market rate is as of September 30, 2024 (latest available information).
Single-Family Mortgage Debt Outstanding
(UPB in trillions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. For 2024, the U.S. single-family mortgage debt outstanding balance is as of September 30, 2024 (latest available information).

FREDDIE MAC | 2024 Form 10-K	12

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents
Source: Moody's.

Multifamily Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates as of December 31,
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS conduit market, excluding REOs). For 2024, the delinquency rate for FDIC insured institutions is as of September 30, 2024 (latest available information).

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. For 2024, the U.S. multifamily mortgage debt outstanding balance is as of September 30, 2024 (latest available information).

FREDDIE MAC | 2024 Form 10-K	13

Management's Discussion and Analysis	Consolidated Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
This discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements and accompanying notes.
The table below compares our consolidated results of operations for the past three years. During 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which, among other amendments, requires additional disclosure about significant segment expenses. In connection with the adoption of these amendments, we have reclassified certain amounts within non-interest expense in our consolidated statements of income. Prior period amounts have been reclassified to conform to the current period presentation. See Note 1 for additional information about our adoption of ASU 2023-07.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

				Year Over Year Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$	%	$	%
Net interest income	$19,737	$18,542	$18,005	$1,195	6%	$537	3%
Non-interest income	4,175	2,687	3,259	1,488	55	(572)	(18)
Net revenues	23,912	21,229	21,264	2,683	13	(35)	—
(Provision) benefit for credit losses	(476)	872	(1,841)	(1,348)	NM	2,713	NM
Non-interest expense	(8,658)	(8,902)	(7,819)	244	3	(1,083)	(14)
Income before income tax expense	14,778	13,199	11,604	1,579	12	1,595	14
Income tax expense	(2,920)	(2,661)	(2,277)	(259)	(10)	(384)	(17)
Net income	11,858	10,538	9,327	1,320	13	1,211	13
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	166	(342)	(171)	NM	508	NM
Comprehensive income	$11,853	$10,704	$8,985	$1,149	11%	$1,719	19%
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

FREDDIE MAC | 2024 Form 10-K	14

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

				Year Over Year Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$	%	$	%
Guarantee net interest income:
Contractual net interest income	$15,338	$14,753	$14,020	$585	4%	$733	5%
Deferred fee income	773	1,012	2,984	(239)	(24)	(1,972)	(66)
Total guarantee net interest income	16,111	15,765	17,004	346	2	(1,239)	(7)
Investments net interest income	6,032	6,280	3,417	(248)	(4)	2,863	84
Impact on net interest income from hedge accounting	(2,406)	(3,503)	(2,416)	1,097	31	(1,087)	(45)
Net interest income	$19,737	$18,542	$18,005	$1,195	6%	$537	3%
Key Drivers:
■    Guarantee net interest income
●    2024 vs. 2023 - Increased primarily due to continued mortgage portfolio growth.
●    2023 vs. 2022 - Decreased primarily due to a decline in deferred fee income due to slower prepayments as a result of higher mortgage interest rates, partially offset by continued mortgage portfolio growth.
■    Investments net interest income
●    2024 vs. 2023 - Decreased primarily due to higher debt expense from issuance of higher yielding debt, partially offset by the impact of the increase in non-interest bearing funding.
●    2023 vs. 2022 - Increased primarily due to higher returns on securities purchased under agreements to resell as a result of higher short-term interest rates.
■    Impact on net interest income from hedge accounting
●    2024 vs. 2023 - Decreased due to lower expense related to debt in hedge accounting relationships.
●    2023 vs. 2022 - Expense increased primarily due to higher interest expense on derivatives in hedge relationships as a result of higher interest rates, partially offset by a favorable change in the earnings mismatch on qualifying fair value hedge relationships.

FREDDIE MAC | 2024 Form 10-K	15

Management's Discussion and Analysis	Consolidated Results of Operations
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
Table 3 - Analysis of Net Interest Yield

	Year Ended December 31,
	2024			2023			2022
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$10,979	$445	4.05%	$13,466	$532	3.95%	$14,705	$179	1.22%
Securities purchased under agreements to resell	114,028	6,083	5.34	118,579	6,135	5.17	97,260	1,718	1.77
Investment securities	45,498	2,069	4.55	40,481	1,571	3.88	47,612	1,640	3.44
Mortgage loans(1)	3,129,520	109,117	3.49	3,061,638	96,985	3.17	2,967,147	79,826	2.69
Other assets	2,414	163	6.75	2,479	140	5.65	4,104	95	2.31
Total interest-earning assets	3,302,439	117,877	3.57	3,236,643	105,363	3.25	3,130,828	83,458	2.67
Interest-bearing liabilities:
Debt of consolidated trusts	3,062,029	(88,227)	(2.88)	2,997,841	(76,703)	(2.56)	2,911,235	(61,404)	(2.11)
Debt of Freddie Mac	182,706	(9,913)	(5.43)	192,510	(10,118)	(5.26)	178,757	(4,049)	(2.27)
Total interest-bearing liabilities	3,244,735	(98,140)	(3.02)	3,190,351	(86,821)	(2.72)	3,089,992	(65,453)	(2.12)
Impact of net non-interest-bearing funding	57,704	—	0.05	46,292	—	0.04	40,836	—	0.03
Total funding of interest-earning assets	3,302,439	(98,140)	(2.97)	3,236,643	(86,821)	(2.68)	3,130,828	(65,453)	(2.09)
Net interest income/yield		$19,737	0.60%		$18,542	0.57%		$18,005	0.58%
(1)    Loan fees included in interest income were $1.1 billion, $1.1 billion, and $1.5 billion during 2024, 2023, and 2022, respectively.

FREDDIE MAC | 2024 Form 10-K	16

Management's Discussion and Analysis	Consolidated Results of Operations
Net Interest Income Rate / Volume Analysis

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
Table 4 - Net Interest Income Rate / Volume Analysis

	Variance Analysis
	2024 vs. 2023			2023 vs. 2022
(In millions)	Rate(1)	Volume(1)	Total Change	Rate(1)	Volume(1)	Total Change
Interest-earning assets:
Cash and cash equivalents	$50	($137)	($87)	$361	($8)	$353
Securities purchased under agreements to resell	192	(244)	(52)	3,775	642	4,417
Investment securities	312	186	498	127	(196)	(69)
Mortgage loans	9,921	2,211	12,132	14,505	2,654	17,159
Other assets	8	15	23	98	(53)	45
Total interest-earning assets	10,483	2,031	12,514	18,866	3,039	21,905
Interest-bearing liabilities:
Debt of consolidated trusts	(9,852)	(1,672)	(11,524)	(13,058)	(2,241)	(15,299)
Debt of Freddie Mac	(331)	536	205	(5,726)	(343)	(6,069)
Total interest-bearing liabilities	(10,183)	(1,136)	(11,319)	(18,784)	(2,584)	(21,368)
Net interest income	$300	$895	$1,195	$82	$455	$537
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
Net investment gains primarily consist of the gains on sale of mortgage loans from our multifamily loan purchase and securitization activities. Because we do not consolidate our Multifamily senior subordinate securitization trusts, we account for these transactions as sales of the underlying loans. Net investment gains also include revenues from sales of single-family delinquent and reperforming loans, gains and losses on investment securities, gains and losses from debt extinguishments and debt recorded at fair value, and gains and losses from interest-rate risk management activities. Net investment gains can vary significantly from period-to-period based on the pricing of our new multifamily loan purchases, the volume and nature of our investment, funding, and hedging activities, and changes in market conditions, such as interest rates and market spreads.
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

FREDDIE MAC | 2024 Form 10-K	17

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of non-interest income.
Table 5 - Components of Non-Interest Income

				Year Over Year Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$	%	$	%
Guarantee income	$1,611	$1,615	$783	($4)	—%	$832	106%
Investment gains, net	2,076	707	1,969	1,369	194	(1,262)	(64)
Other income	488	365	507	123	34	(142)	(28)
Non-interest income	$4,175	$2,687	$3,259	$1,488	55%	($572)	(18)%
Key Drivers:
■    Guarantee income
●    2023 vs. 2022 - Increased primarily due to higher fair value losses on guarantee assets in 2022 as a result of significant interest rate increases.
■    Investment gains, net
●    2024 vs. 2023 - Increased primarily due to higher revenues from held-for-sale loan purchase and securitization activities, lower realized losses on sales of available-for-sale securities, and net impacts from index lock activities.
●    2023 vs. 2022 - Net investment gains declined, as the prior year period included spread-related gains on commitments to hedge the Single-Family securitization pipeline that did not recur in 2023.
(Provision) Benefit for Credit Losses
Our provision for credit losses relates primarily to single-family loans held-for-investment and can vary substantially from period to period based on a number of factors, such as changes in house prices and house price forecasts, changes in interest rates, borrower prepayments and delinquency rates, events such as natural disasters and pandemics, the type and volume of our loss mitigation and foreclosure activity, and government assistance provided to borrowers. See MD&A - Critical Accounting Estimates for additional information.
The table below presents the components of provision for credit losses.
Table 6 - (Provision) Benefit for Credit Losses

				Year Over Year Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$	%	$	%
Single-Family	($374)	$1,172	($1,772)	($1,546)	NM	$2,944	NM
Multifamily	(102)	(300)	(69)	198	66	(231)	(335)
(Provision) benefit for credit losses	($476)	$872	($1,841)	($1,348)	NM	$2,713	NM
Key Drivers:
■    2024 vs. 2023 - The provision for credit losses for 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
■    2023 vs. 2022 - The benefit for credit losses for 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices.

FREDDIE MAC | 2024 Form 10-K	18

Management's Discussion and Analysis	Consolidated Results of Operations
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, professional services, technology, and occupancy, credit enhancement expense and benefit for credit enhancement recoveries, legislative and regulatory assessments, and other expenses we incur to run our business.
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
Legislative and regulatory assessments relate to three fees: (1) the legislated guarantee fees on single-family loans that we are required to remit to Treasury, (2) the fee imposed on Freddie Mac's total new business purchases that is allocated to certain affordable housing funds and remitted to Treasury and HUD, and (3) FHFA regulatory assessment. The legislated guarantee fees relate to the 10 bps increase in guarantee fees implemented at the direction of FHFA pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 as extended by the Infrastructure Investment and Jobs Act of 2021. The affordable housing funds allocation relates to the GSE Act requirement to set aside in each fiscal year an amount equal to 4.2 bps of each dollar of total new business purchases, and pay such amount to certain housing funds. We are prohibited from passing through the costs of the affordable housing funds allocation to the originators of the loans that we purchase. The regulatory assessment relates to FHFA's annual assessment on regulated entities, including Freddie Mac. The assessment, which is required under the GSE Act, is for FHFA's costs and expenses, as well as to maintain FHFA's working capital.
The table below presents the components of non-interest expense.
Table 7 - Components of Non-Interest Expense

				Year Over Year Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$	%	$	%
Salaries and employee benefits	($1,677)	($1,606)	($1,509)	($71)	(4)%	($97)	(6)%
Professional services, technology, and occupancy	(1,166)	(1,189)	(1,079)	23	2	(110)	(10)
Credit enhancement expense	(2,345)	(2,339)	(2,118)	(6)	—	(221)	(10)
Benefit for (decrease in) credit enhancement recoveries	(36)	(189)	236	153	81	(425)	NM
Legislative and regulatory assessments:
Legislated guarantee fees expense	(2,923)	(2,856)	(2,751)	(67)	(2)	(105)	(4)
Affordable housing funds allocation	(173)	(146)	(258)	(27)	(18)	112	43
Regulatory assessment	(137)	(129)	(122)	(8)	(6)	(7)	(6)
Total legislative and regulatory assessments	(3,233)	(3,131)	(3,131)	(102)	(3)	—	—
Other expense	(201)	(448)	(218)	247	55	(230)	(106)
Non-interest expense	($8,658)	($8,902)	($7,819)	$244	3%	($1,083)	(14)%
Key Drivers:
■    Credit enhancement expense
●    2023 vs. 2022 - Increased primarily due to a higher volume of outstanding cumulative CRT transactions and higher losses on STACR Trust note repurchases.
■    Benefit for (decrease in) credit enhancement recoveries
●    2024 vs. 2023 and 2023 vs. 2022 - Decreased primarily due to a decrease in expected credit losses on covered loans.
■    Other expense
●    2023 vs. 2022 - Increased primarily due to a $313 million expense accrual for an adverse judgment at trial in 2023. See Note 17 for additional information regarding our legal proceedings.

FREDDIE MAC | 2024 Form 10-K	19

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 8 - Summarized Consolidated Balance Sheets

	December 31,		Year Over Year Change
(Dollars in millions)	2024	2023	$	%
Assets:
Cash and cash equivalents	$5,534	$6,019	($485)	(8)%
Securities purchased under agreements to resell	100,118	95,148	4,970	5
Investment securities, at fair value	55,771	43,275	12,496	29
Mortgage loans held-for-sale	15,560	12,941	2,619	20
Mortgage loans held-for-investment	3,172,329	3,083,665	88,664	3
Accrued interest receivable	11,029	9,925	1,104	11
Deferred tax assets, net	5,018	4,076	942	23
Other assets	21,333	25,927	(4,594)	(18)
Total assets	$3,386,692	$3,280,976	$105,716	3%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$9,822	$8,812	$1,010	11%
Debt	3,304,949	3,208,346	96,603	3
Other liabilities	12,346	16,096	(3,750)	(23)
Total liabilities	3,327,117	3,233,254	93,863	3
Total equity	59,575	47,722	11,853	25
Total liabilities and equity	$3,386,692	$3,280,976	$105,716	3%
Key Drivers:
As of December 31, 2024 compared to December 31, 2023:
■    Securities purchased under agreements to resell increased primarily due to a higher custodial account balance driven by loan prepayments.
■    Investment securities increased primarily due to an increase in purchases of U.S. Treasury securities.
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Debt increased primarily due to an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.

FREDDIE MAC | 2024 Form 10-K	20

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

Our mortgage portfolio includes assets held by both business segments and consists of mortgage loans held-for-investment, mortgage loans held-for-sale, and mortgage loans underlying our mortgage-related guarantees. See Note 4 for additional information on our mortgage loans and Note 5 for additional information on our mortgage-related guarantees.
The table below presents the UPB of our mortgage portfolio by segment.
Table 9 - Mortgage Portfolio

	December 31, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$3,021,161	$70,701	$3,091,862	$2,963,296	$47,433	$3,010,729
By Freddie Mac	42,050	16,715	58,765	33,213	11,770	44,983
Total mortgage loans held-for-investment	3,063,211	87,416	3,150,627	2,996,509	59,203	3,055,712
Mortgage loans held-for-sale	2,984	13,265	16,249	3,527	9,905	13,432
Total mortgage loans	3,066,195	100,681	3,166,876	3,000,036	69,108	3,069,144
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,038	355,108	385,146	30,182	360,928	391,110
Other mortgage-related guarantees	7,941	10,846	18,787	8,692	10,761	19,453
Total mortgage-related guarantees	37,979	365,954	403,933	38,874	371,689	410,563
Total mortgage portfolio	$3,104,174	$466,635	$3,570,809	$3,038,910	$440,797	$3,479,707
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,033,506	$70,764	$3,104,270	$2,970,707	$47,436	$3,018,143
Issued by non-consolidated trusts	24,470	317,611	342,081	24,600	321,262	345,862
Total guaranteed mortgage-related securities	$3,057,976	$388,375	$3,446,351	$2,995,307	$368,698	$3,364,005
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

FREDDIE MAC | 2024 Form 10-K	21

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 10 - Mortgage-Related Investments Portfolio

	December 31, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans(1)	$45,034	$29,980	$75,014	$36,740	$21,675	$58,415
Mortgage-related securities:
Investment securities	3,136	4,020	7,156	2,667	4,613	7,280
Debt of consolidated trusts	18,188	634	18,822	18,639	660	19,299
Total mortgage-related securities	21,324	4,654	25,978	21,306	5,273	26,579
Mortgage-related investments portfolio	$66,358	$34,634	$100,992	$58,046	$26,948	$84,994
10% of notional amount of interest-only securities			$22,495			$22,186
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			123,487			107,180
(1)Includes $30.0 billion and $27.3 billion of single-family loans that we have purchased from securitization trusts as of December 31, 2024 and December 31, 2023, respectively.
Other Investments Portfolio

Our other investments portfolio, which includes the liquidity and contingency operating portfolio, is primarily used for short-term liquidity management, collateral management, and asset and liability management. The assets in the other investments portfolio are primarily allocated to the Single-Family segment.
The table below presents the details of the carrying value of our other investments portfolio.
Table 11 - Other Investments Portfolio

	December 31, 2024				December 31, 2023
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$4,369	$1,055	$110	$5,534	$5,041	$890	$88	$6,019
Securities purchased under agreements to resell	92,787	12,764	2,787	108,338	94,904	9,396	1,093	105,393
Non-mortgage related securities(1)	37,249	—	5,465	42,714	24,153	—	6,119	30,272
Other assets(2)	—	—	6,091	6,091	—	—	5,555	5,555
Other investments portfolio	$134,405	$13,819	$14,453	$162,677	$124,098	$10,286	$12,855	$147,239
(1)Primarily consists of U.S. Treasury securities.
(2)Primarily includes LIHTC investments and advances to lenders.

FREDDIE MAC | 2024 Form 10-K	22

Management's Discussion and Analysis	Our Business Segments
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

FREDDIE MAC | 2024 Form 10-K	23

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
In accordance with our Charter, we participate in the secondary mortgage market. The mix of loan products we purchase is affected by several factors, including the volume of loans meeting the requirements of our Charter, the volume meeting our risk appetite and originated according to our purchase standards, the loan purchase and securitization activity of other financial institutions, and instruction from FHFA related to pricing policies and the volume and type of new loans we acquire.
Our primary business model is to acquire loans that lenders originate and then pool those loans into guaranteed mortgage-related securities that transfer interest-rate, prepayment, and liquidity risk to investors and can be sold in the capital markets. We consolidate most of our Single-Family securitization trusts and, therefore, we recognize the loans held by such trusts and the debt securities issued by such trusts on our balance sheet and recognize the guarantee fees we receive as net interest income. To reduce our exposure under our guarantees, we transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market in certain instances. Most of our loans with LTV ratios above 80% at the time of purchase are also credit enhanced by primary mortgage insurance. The returns we generate from our business activities are primarily derived from the guarantee fees we receive in exchange for providing our guarantee of the principal and interest payments of the issued mortgage-related securities.
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

FREDDIE MAC | 2024 Form 10-K	24

Management's Discussion and Analysis	Our Business Segments | Single-Family
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

Guarantor Swap
Mortgage Seller
Freddie Mac
Freddie Mac Trust
Mortgage Loans
Security
Cash (Credit Fees, Buy-downs)
Cash (Buy-ups)
Mortgage Loans
Security
Guarantee
Cash (Guarantee Fee)

Cash Window Transactions
In addition to guarantor swap transactions, another primary way we acquire loans and provide liquidity to our Single-Family lender customers is by purchasing loans through our cash window for future aggregation and securitization via our securitization pipeline. In these transactions, we purchase mortgage loans from our customers in exchange for cash consideration. We enter into forward commitments with lenders in advance of the loan purchase date to purchase loans through our cash window at a fixed price for our securitization pipeline, allowing lenders to offer borrowers the opportunity to lock in the interest rate on the mortgage prior to loan origination. We refer to the loan as being in our securitization pipeline for the period of time between loan purchase and securitization.
We typically economically hedge the market risk exposure of our forward loan purchase commitments with lenders and our securitization pipeline by entering into forward sale commitments and obtain permanent financing for the loans in our securitization pipeline after a short aggregation period by securitizing the loans into guaranteed mortgage-related securities and selling the resulting securities to third-party investors, typically through cash auctions. We may also retain certain of these securities in our mortgage-related investments portfolio prior to selling them to third parties.
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

FREDDIE MAC | 2024 Form 10-K	25

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Level 1 Securitization Products
We refer to the securities we issue in guarantor swap transactions and cash window securitizations as Level 1 Securitization Products, which are pass-through securities that represent undivided beneficial interests in trusts that hold pools of loans or participation interests in loans.
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

FREDDIE MAC | 2024 Form 10-K	26

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
When we issue a Level 1 Securitization Product, we retain the credit risk of the underlying mortgage loans by guaranteeing the principal and interest payments of the issued securities and transfer the interest-rate, prepayment, and liquidity risks of those loans to the investors in the securities. For our fixed-rate Level 1 Securitization Products, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying loans, and we also guarantee the full and final payment of principal, but not the timely payment of principal. In exchange for our guarantee of Level 1 Securitization Products, we receive guarantee fees that are designed to be commensurate with the risks assumed and that we expect will, over the long-term, provide income that exceeds the credit-related and administrative expenses on the underlying loans and also provide a return on the capital that would be needed to support the related credit risk. The guarantee fees charged on new acquisitions generally consist of:
■    A contractual monthly fee paid as a percentage of the UPB of the underlying loan, including the legislated guarantee fees and
■    Fees we receive or pay when we acquire a loan, which include credit fees and buy-up and buy-down fees. Credit fees are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio, and credit score, and are charged to compensate us for higher levels of risk in some loan products. Buy-up and buy-down fees are payments made or received to buy up or buy down, respectively, the monthly contractual guarantee fee rate and are paid in conjunction with the formation of a security to provide for a uniform net coupon rate for the mortgage pool underlying the security.
In general, we must obtain FHFA's approval to implement significant across-the-board changes to our credit fees. In addition, from time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge.
In order to issue mortgage-related securities, we establish trusts pursuant to our Master Trust Agreements and place the mortgage loans in the trust, which issues securities backed by those mortgage loans. The servicer administers the collection of borrowers' payments on their loans and remits the collected funds to us, net of servicing fees. We administer the distribution of payments to the investors in the mortgage-related securities, net of any applicable guarantee fees. When we securitize mortgage loans using trusts, Freddie Mac typically functions in its capacity as depositor, guarantor, administrator, and trustee of the trusts. We consolidate our Single-Family Level 1 Securitization Product trusts and recognize the mortgage loans held and debt issued by those trusts on our consolidated balance sheets. The difference between the interest income on the loans and the interest expense on the debt primarily represents the guarantee fees we receive as compensation for our guarantee. This amount is referred to as guarantee net interest income.
When a borrower prepays a loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. If the borrower becomes delinquent, we continue to make the applicable payments to the investors in the mortgage-related securities pursuant to our guarantee until we purchase the loan out of the securitization trust. We have the option to purchase loans from the trusts under certain circumstances (including certain levels of delinquency) at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. At the instruction of FHFA, we purchase loans from trusts when they reach 24 months of delinquency, except for loans that meet certain criteria (e.g., permanently modified or foreclosure referral), which may be purchased sooner. Many delinquent loans are purchased from trusts before they reach 24 months of delinquency under one of the exceptions provided. We must obtain FHFA’s approval to implement changes to our policy to purchase loans from trusts.
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
Resecuritization Products
Resecuritization products represent beneficial interests in pools of Level 1 Securitization Products and certain other types of mortgage assets. We generally create these securities by using Level 1 Securitization Products or our previously issued resecuritization products as the underlying collateral. We leverage the issuance of these securities to expand the range of investors in our mortgage-related securities to include those seeking specific security attributes. Similar to our Level 1 Securitization Products, we guarantee the payment of principal and interest to the investors in our resecuritization products. We do not charge a guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future administrative responsibilities. We use the CSP for many of the securities issuance and administration activities for our

FREDDIE MAC | 2024 Form 10-K	27

Management's Discussion and Analysis	Our Business Segments | Single-Family
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

FREDDIE MAC | 2024 Form 10-K	28

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Credit Enhancement Activities

To reduce our credit risk exposure, we engage in various types of credit enhancements, including primary mortgage insurance and CRT transactions. Our Charter requires coverage by specified credit enhancements or participation interests on single-family loans with LTV ratios above 80% at the time of purchase. Most of our loans with LTV ratios above 80% are credit enhanced by primary mortgage insurance, which provides loan-level credit enhancement against loss up to a specified amount, the premium for which is typically paid by the borrower. Generally, an insured loan must be in default and the borrower's interest in the underlying property must have been extinguished, such as through a short sale or foreclosure sale, before a claim can be filed under a primary mortgage insurance policy. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount.
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

FREDDIE MAC | 2024 Form 10-K	29

Management's Discussion and Analysis	Our Business Segments | Single-Family
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

FREDDIE MAC | 2024 Form 10-K	30

Management's Discussion and Analysis	Our Business Segments | Single-Family
We also periodically sell certain delinquent loans that we have previously repurchased from securitization trusts. See Note 4 for additional information on sales of mortgage loans.
Loss Mitigation Activities

Servicers perform loss mitigation activities as well as foreclosures on loans that they service for us. Our loss mitigation strategy emphasizes early intervention by servicers in delinquent loans and offers alternatives to foreclosure by providing servicers with default management programs designed to manage delinquent loans and to assist borrowers in maintaining homeownership or facilitate foreclosure alternatives. FHFA could require us to make changes to our loss mitigation activities which could make these activities more costly to us.
We offer (or previously offered) a variety of borrower assistance programs, including refinance programs and loan workout activities for eligible borrowers. Our loan workouts include both home retention options and foreclosure alternatives.
Relief Refinance Program
We previously offered relief refinance programs for eligible homeowners whose loans we already owned or guaranteed to refinance with more favorable terms (such as reduction in payment, reduction in interest rate, or movement to a more stable loan product) and without the need to obtain additional mortgage insurance. These programs also provided liquidity for borrowers who were current on their mortgages but were unable to refinance because their LTV ratios exceeded our standard refinance limits. Our most recent relief refinance offering, the Enhanced Relief RefinanceSM program, has been suspended until further notice. However, our single-family mortgage portfolio continues to include loans that we acquired under these programs in prior periods. For additional information on outstanding relief refinance loans, see MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk.
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

FREDDIE MAC | 2024 Form 10-K	31

Management's Discussion and Analysis	Our Business Segments | Single-Family
and there are limits on the number of times a loan may be modified. Our primary loan modification program is the Freddie Mac Flex Modification® program, which intends to create a suitable payment reduction through payment delays, interest rate reduction, and term extension. Freddie Mac announced updates to the Flex Modification® program on May 29, 2024 and those updates went into effect with all new evaluations beginning December 1, 2024. These updates revised how payment delays, rate reductions, and term extensions are determined in order to create greater borrower eligibility and create greater consistency in suitable payment reduction percentages.
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
We may use our Single-Family mortgage-related investments portfolio to undertake various activities to support our presence in the agency securities market or to support the liquidity of our securities, including their price performance relative to comparable Fannie Mae securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. The purchase or sale of agency securities could, at times, adversely affect the price performance of our securities relative to comparable Fannie Mae securities. We may incur costs to support our presence in the agency securities market and to support the liquidity and price performance of our securities. For additional information, see Risk Factors - Market Risks - A significant decline in the price performance of, or demand for, our UMBS could have an adverse effect on the volume and/or profitability of our Single-Family business activity. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness. In addition, we may forgo investment opportunities for a variety of reasons, including the limits on our mortgage-related investments portfolio or the risk that an accounting treatment may create earnings variability.
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

FREDDIE MAC | 2024 Form 10-K	32

Management's Discussion and Analysis	Our Business Segments | Single-Family
Customers

Our Single-Family customers are investors in our mortgage-related securities, CRT offerings, and Freddie Mac debt securities, including banks and other depository institutions, insurance companies, money managers, central banks, pension funds, state and local governments, REITs, non-depository institutions, and brokers and dealers. We also maintain relationships with dealers in our guaranteed mortgage-related securities and Freddie Mac debt securities. Our unsecured Freddie Mac debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers. Our Single-Family customers also include institutions that originate, sell, and perform the ongoing servicing of loans for new or existing homeowners. These companies include mortgage banking companies, commercial banks, regional banks, community banks, credit unions, HFAs, savings institutions, and non-depository institutions. Many of these companies are both sellers and servicers for us.
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
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The following charts show the concentration of our 2024 Single-Family purchase volume by our largest sellers and our Single-Family loan servicing by our largest servicers as of December 31, 2024. Any seller or servicer with a 10% or greater share is listed separately.
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

For additional information about seller and servicer concentration risk and our relationships with our seller and servicer customers, see MD&A - Risk Management - Counterparty Credit Risk - Single-Family Sellers and Servicers and Note 15.

FREDDIE MAC | 2024 Form 10-K	33

Management's Discussion and Analysis	Our Business Segments | Single-Family
Competition

Our principal competitors in the single-family mortgage market are Fannie Mae and FHA/VA (with Ginnie Mae securitization). Other institutions, such as commercial and investment banks, dealers, savings institutions, REITs, insurance companies, the Federal Farm Credit Banks, the FHLBs, and independent mortgage companies, also compete with us by retaining or securitizing loans that would otherwise be eligible for purchase by us.
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

FREDDIE MAC | 2024 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Single-Family
Business Results

The charts, tables, and related discussion below present the business results of our Single-Family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Estimated Guarantee Fee Rate(1) on New Acquisitions
(UPB in billions)

51
56
55
$541
$201
$340
$300
$35
$265
$346
$60
$286
2022
2023
2024
Home purchase
Refinance
Average estimated guarantee fee rate on new acquisitions (bps)

(1)Estimated guarantee fee rate calculations exclude the legislated guarantee fees and include deferred fees recognized over the estimated life of the related loans based on month-end market rates for the month of acquisition.
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

$337,000
$314,000
$300,000
1,803
764
1,039
955
149
806
1,029
209
820
2022
2023
2024
Home purchase borrowers
Refinance borrowers
Average loan UPB of new acquisitions

■    Our loan purchase and guarantee activity increased in 2024 compared to 2023 as both home purchase and refinance volume increased due to lower mortgage interest rates during the second half of 2024.
■    The average loan size of new acquisitions increased in 2024 compared to 2023 due to a higher conforming loan limit and house price appreciation in recent periods.
■    The average estimated guarantee fee rate on new acquisitions consists of the contractual guarantee fee rate and deferred fee income, including the expected gains (losses) from buy-up and buy-down fees, recognized over the estimated life of the related loans based on our expectations of prepayments and other liquidations. The average estimated guarantee fee rate on new acquisitions decreased slightly in 2024 compared to 2023.

FREDDIE MAC | 2024 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Single-Family
■    We continued working to improve equitable access to affordable and sustainable housing. For example, our Home Possible® and Home One® initiatives offer down payment options as low as 3% and are designed to help qualified borrowers with limited savings buy a home. We purchased approximately 158,000 loans under these initiatives in 2024. Our Refi Possible® initiative provides more flexibility to help low- and moderate-income borrowers refinance their existing mortgages and lower their monthly payments. We also continue to implement programs that support responsibly broadening access to affordable housing by:
●    Providing homebuyer and financial education through our CreditSmart® learning suite and our Borrower Help Centers;
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
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio as of December 31,
(UPB in billions)
(1)Estimated guarantee fee rate is calculated based on month-end market rates for the month of acquisition and includes deferred fees recognized over the estimated life of the related loans. These calculations exclude the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $40 billion as of December 31,2024.

Single-Family Mortgage Loans as of December 31,
(Loan count in millions)
■    Our Single-Family mortgage portfolio was $3.1 trillion at December 31, 2024, up 2% year-over-year. The mortgage portfolio continued to grow at a moderate pace.
■    The average estimated guarantee fee rate on our Single-Family mortgage portfolio increased slightly year-over-year.

FREDDIE MAC | 2024 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Single-Family

Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 14 for additional information about segment financial results.
Table 12 - Single-Family Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$	%	$	%
Net interest income	$18,513	$17,657	$17,067	$856	5%	$590	3%
Non-interest income	1,306	610	1,684	696	114	(1,074)	(64)
Net revenues	19,819	18,267	18,751	1,552	8	(484)	(3)
(Provision) benefit for credit losses	(374)	1,172	(1,772)	(1,546)	NM	2,944	NM
Non-interest expense	(7,783)	(8,118)	(7,148)	335	4	(970)	(14)
Income before income tax expense	11,662	11,321	9,831	341	3	1,490	15
Income tax expense	(2,305)	(2,282)	(1,929)	(23)	(1)	(353)	(18)
Net income	9,357	9,039	7,902	318	4	1,137	14
Other comprehensive income (loss), net of taxes and reclassification adjustments	(1)	10	(24)	(11)	NM	34	NM
Comprehensive income	$9,356	$9,049	$7,878	$307	3%	$1,171	15%
Key Drivers:
■    2024 vs. 2023
●    Net income of $9.4 billion, up 4% year-over-year.
–Net revenues were $19.8 billion, up 8% year-over-year.
◦Net interest income was $18.5 billion, up 5% year-over-year, primarily driven by continued mortgage portfolio growth and lower funding costs due to increasing net worth.
◦Non-interest income was $1.3 billion, up from $0.6 billion for 2023, due to impacts from interest-rate risk management activities.
–Provision for credit losses was $0.4 billion for 2024, primarily driven by a credit reserve build attributable to new acquisitions. The benefit for credit losses was $1.2 billion for 2023, primarily driven by a credit reserve release due to improvements in house prices.
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
–Non-interest expense was $8.1 billion for 2023, up 14% year-over-year, primarily driven by higher credit enhancement expense due to a higher volume of outstanding cumulative CRT transactions and higher losses on STACR Trust note repurchases, a decrease in credit enhancement recoveries due to a decline in expected credit losses on covered loans, and an allocation of $250 million for the $313 million accrual for the adverse judgment at trial.

FREDDIE MAC | 2024 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Multifamily
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
Our primary business model is to acquire loans that lenders originate and then securitize those loans into mortgage-related securities that transfer interest-rate and liquidity risk to investors and can be sold in the capital markets. We guarantee some or all of the issued mortgage-related securities in exchange for guarantee fees. In transactions where we guarantee all issued mortgage-related securities, we typically consolidate the securitization trusts. Therefore, we recognize the loans held by the trusts and the debt securities that the trusts issue on our balance sheet. We also recognize the guarantee fees we receive as net interest income. In senior subordinate securitization transactions, we typically do not consolidate the securitization trusts. Therefore, we account for these securitizations as sales of the underlying loans and recognize the guarantee fees we receive as guarantee income. To reduce our exposure under our guarantees, we transfer mortgage credit risk to third-party investors, either through the issuance of subordinate securities as part of the securitization transaction or by entering into a freestanding CRT transaction. The returns we generate from our business activities are primarily derived from (1) the net interest income we earn on the loans held on our balance sheet, (2) the ongoing guarantee fees we receive in exchange for providing our guarantee on the issued mortgage-related securities, and (3) the gains on sale of mortgage loans, net of interest-rate risk management activities, from our senior subordinate securitization transactions. We evaluate these factors collectively to assess the profitability of any given transaction.
Products and Activities

Our Multifamily business primarily consists of activities related to providing market liquidity by purchasing and securitizing mortgage loans and issuing guaranteed mortgage-related securities, transferring credit risk, and investing in mortgage-related and other investments. Certain of our loan and securitization products have been designed to support increased access to and preservation of affordable housing, particularly in underserved markets.
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
■    Targeted affordable housing loans - Financing for properties located in underserved areas that have restricted units affordable to households with low income (earning 80% or less of AMI) and very-low income (earning 50% or less of AMI) and that typically receive government subsidies.

FREDDIE MAC | 2024 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Multifamily
■    Small balance loans - Financing provided to small rental property borrowers for the acquisition or refinance of multifamily properties. Financing ranges from $1 million to $7.5 million and is focused on affordable or workforce housing properties from 5 to 50 units.
The volume and type of multifamily loans that we purchase are influenced by the Multifamily loan purchase cap and the Multifamily Affordable Housing goals established by FHFA. In November 2024, FHFA announced that the 2025 Multifamily loan purchase cap will be $73 billion, up from $70 billion in 2024. The purchase cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. For additional information on Multifamily's loan purchase cap, see MD&A - Conservatorship and Related Matters and for information on the Multifamily Affordable Housing goals, see MD&A - Regulation and Supervision.
Our process for purchasing multifamily loans generally begins with a loan purchase commitment. Prior to issuing a commitment to purchase a multifamily loan, we negotiate with the lender and quote the specific economic terms and conditions of our commitment, including the loan's purchase price, index, and mortgage spread. Decisions related to the commitment price and/or mortgage spread are generally influenced by our current business strategy, competition in the market, the type of loan that we acquire (i.e., the loan product and whether it qualifies as mission-driven), the amount available under the loan purchase cap, current securitization spreads, and changing market conditions. We may offer pricing for a loan that furthers certain elements of our mission and/or supports our affordable housing goals that results in lower profitability as compared to the pricing we offer generally. We also offer borrowers an option to lock the Treasury index component of their fixed rate loans anytime during the quote or underwriting process. This option enables borrowers, through our lenders, to lock the most volatile part of their coupon, thereby providing an enhanced level of risk mitigation against their interest-rate volatility. The index lock period offered for most loans is 60 days and is generally followed by a loan purchase commitment.
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
Our multifamily commitments and loans are subject to changes in fair value due to changes in interest-rates and changes in spreads. We enter into interest-rate risk management derivatives and forward sale contracts to manage our interest-rate exposures from multifamily commitments and loans prior to securitization, including index lock agreements. As a result of our interest-rate risk management activities, we have minimal exposure to earnings variability from changes in interest rates. However, index lock agreements for loans that we intend to sell create temporary interest-rate-related earnings variability as we economically hedge the interest-rate risk created by the index lock agreement prior to entering into an offsetting loan purchase commitment. This exposure is typically fully offset when we enter into the associated loan purchase commitment and elect to measure the commitment at fair value, as the fair value of the commitment reflects changes in the index rate that have occurred since we entered into the index lock agreement. As our ability to manage spread risk is more limited than our ability to manage interest rate risk, we have exposure to earnings variability due to changes in spreads. We enter into certain transactions to manage this exposure, including the following:
■    WI K-Deal Certificates - We forward sell a K Certificate to be issued in the future to WI K Certificate investors thereby reducing our exposure to future changes in interest rates and K Certificate spreads.
■    Spread-related derivatives - We purchase or enter into certain spread-related derivatives including the purchase of swaptions on credit indices providing some protection against significant adverse movements in spreads.
Securitization Products
We securitize substantially all of the loans we purchase after a short holding period. Loans awaiting securitization are generally referred to as being in our securitization pipeline. We offer two main types of securitization products: K Certificates, which could either be fully guaranteed or senior subordinate securitizations, and Multifamily PCs, which are fully guaranteed securities where we retain the credit risk of the underlying mortgage loans. The securitization structure and product selected is generally designed to achieve an appropriate economic return, which may vary based on the characteristics of the underlying loans and the level of subordination, if any. We continue to issue securitization products focused on addressing affordable housing challenges and supporting broader environmental, social, and sustainability goals. We may accept lower economic returns for securitizations that further certain elements of our mission and/or support our affordable housing goals while operating in a safe and sound manner.

FREDDIE MAC | 2024 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Multifamily
K Certificates
In a senior subordinate K Certificate securitization, we transfer the interest-rate risk, liquidity risk, and a portion of the credit risk of the underlying collateral to third-party investors. The structures of these transactions involve the issuance of senior and subordinate securities that represent undivided beneficial interests in trusts that hold pools of multifamily loans that we previously purchased. In a senior subordinate K Certificate, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior and subordinate securities and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. We do not issue or guarantee the subordinate securities.
At inception of a senior subordinate K Certificate transaction, we recognize a guarantee asset. This asset, which represents the right to collect contractual fees in exchange for our guarantee of the issued senior mortgage-related securities, is recorded at fair value with subsequent changes in fair value recognized in earnings. The fair value of our guarantee assets may vary significantly from period-to-period based on changes in market conditions, including interest rates and credit spreads. Because our multifamily loans contain prepayment protection, decreasing interest rates generally result in higher guarantee asset fair values, with the opposite effect occurring when interest rates increase. Pursuant to our funds transfer pricing methodologies, gains and losses on interest-rate risk management derivative instruments are allocated to Multifamily to offset interest rate-related changes in fair value on guarantee assets. See Note 5 for additional information on our accounting for guarantees.
Our K Certificate product offers investors a variety of structural and collateral options that provide for stable cash flows and a structured credit enhancement. The volume and type of our K Certificate securitizations are generally influenced by our business strategy, the product mix and size of our held-for-sale securitization pipeline, and market demand for multifamily securities. While the amount of guarantee fees we receive may vary by collateral type and deal structure, it is generally fixed for those K Certificate series that we issue with regular frequency (e.g., 5-, 7- and 10-year fixed-rate K Certificates and floating rate K Certificates).
The diagram below shows a senior subordinate K Certificate transaction.

K Certificate Transactions

Lenders
Mortgage
Cash
Freddie Mac
Mortgage
Cash
Guarantee
Cash
(Guarantee Fee)
Guarantee
Non-
Freddie Mac
Trust
Guaranteed
Bonds
(Senior)
Cash
Freddie Mac
Trust
Unguaranteed
bonds (subordinate)
Cash
Guaranteed
K Certificates
Cash
Investors

Our K Certificate product offerings include a fully guaranteed K Certificate transaction. This product retains most of the same collateral and bond features that are present in K Certificates with subordination. While we initially retain the credit risk of the mortgage pool, we expect to subsequently transfer a portion of the credit risk using other CRT products such as MCIP and MSCR notes.
We consolidate the securitization trusts used in our fully guaranteed K Certificate transactions and therefore do not account for these securitizations as sales of the underlying loans.

FREDDIE MAC | 2024 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Multifamily
Multifamily PCs
Multifamily PCs are fully guaranteed securitizations. In a Multifamily PC securitization, we retain the credit risk of the underlying mortgage loan by guaranteeing the principal and interest payments of the issued security while transferring the interest-rate and liquidity risks to the PC investors. Multifamily PCs are fully guaranteed pass-through securities with a 55-day payment delay that are collateralized by a single underlying mortgage loan. In exchange for providing our guarantee, we receive an ongoing guarantee fee that is designed to be commensurate with the risks assumed and that will, over the long-term, provide us with guarantee net interest income that is expected to exceed the credit, administrative, and implied capital costs of the underlying loans. We consolidate the securitization trusts used in these transactions and therefore do not account for Multifamily PC securitizations as sales of the underlying loans. As a result, we classify loans that we intend to securitize in Multifamily PC transactions as held-for-investment. After securitization, we often enter into CRT transactions to reduce our credit risk exposure to Multifamily PCs.
The diagram below shows the process for acquiring and securitizing a mortgage loan into a PC transaction.

PC Securitization
Mortgage Seller
Cash Purchase
Mortgage Loan
Cash
Freddie Mac
Guarantee
Cash (Guarantee Fee)
Mortgage Loan
Security
Freddie Mac Trust
Cash Auction
Security
Cash
Securities Dealers & Investors

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
Resecuritization Products
During 2024, we expanded our security offerings to include Multifamily Giant PCs. Similar to the Single-Family Giant program, Multifamily Giant PCs enable investors to pool eligible PCs into a larger, single security with desired features to manage their portfolios more efficiently.
Other Mortgage-Related Guarantees
We also guarantee mortgage-related assets held by third parties in exchange for guarantee fees, without securitizing those assets. For example, we provide guarantees on certain tax-exempt multifamily housing revenue bonds issued by state and local housing finance authorities that are secured by low- and moderate-income multifamily loans.

FREDDIE MAC | 2024 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Multifamily
Credit Enhancement Activities

We transfer credit risk to third parties through subordination, which is created through our securitization products described above. In addition to subordination, we enter into other types of CRT transactions to transfer to third parties a portion of the credit risk of certain loans that are not covered by subordination. In determining the nature and extent of our credit enhancement activities, we consider a number of factors, including the degree of regulatory capital relief provided by a transaction, our risk appetite, the cost of CRT transactions, and our internal view of future multifamily market conditions.
Other CRT Products
For multifamily assets for which we have not transferred credit risk through securitization, we may pursue other strategies to reduce our credit risk exposure. Our primary other CRT products include the following:
■    MCIP - Insurance coverage underwritten by a group of insurers and/or reinsurers that generally provides mezzanine loss credit protection. These transactions are similar in structure to ACIS contracts purchased in Single-Family, except the reference pool may include bonds for which we provided credit enhancement, in addition to loans, underlying our other mortgage-related guarantees. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.
■    MSCR notes - A securities-based credit risk sharing vehicle similar to STACR Trust notes in Single-Family. In a MSCR notes transaction, we create a reference pool of loans from our Multifamily mortgage portfolio and a trust issues notes linked to the reference pool. The trust makes periodic payments of principal and interest on the notes to noteholders, but is not required to repay principal to the extent the note balance is reduced as a result of specified credit events on the mortgage loans in the reference pool. We make payments to the trust to support the interest due on the notes. The amount of risk transferred in each transaction affects the amounts we are required to pay. We receive payments from the trust that otherwise would have been made to the noteholders to the extent that a defined credit event occurs on the mortgage loans in the reference pool. The note balance is reduced by any payments made to us, thereby transferring the related credit risk of the loans in the reference pool to the noteholders. Generally, the note balance is also reduced based on principal payments that occur on the loans in the reference pool.
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
Investing Activities

We primarily use our Multifamily mortgage-related investments portfolio to provide liquidity to the multifamily mortgage market by purchasing loans for our securitization pipeline. We may also hold certain multifamily mortgage loans or agency mortgage-related securities as investments. Depending on market conditions and our business strategy, we may purchase or sell guaranteed K Certificates or other securitization products at issuance or in the secondary market, including interest-only securities. Through our ownership of the securities, we are exposed to the market risk on the loans underlying our securitizations. We also invest in certain non-mortgage investments, including LIHTC partnerships and other secured lending activities. Our current investment in the LIHTC market is limited to $1 billion annually. Our ongoing investment in LIHTC partnerships helps to support and preserve the supply of affordable housing.
For additional information, see Risk Factors - Market Risks - The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our securities.
Customers

Our Multifamily customers include both investors in our securitization products and other CRT products, as well as financial institutions that originate, sell, and service multifamily mortgage loans to us. Investors include banks and other financial institutions, insurance companies, money managers, hedge funds, pension funds, state and local governments, and broker dealers. Our multifamily loan purchases are generally sourced through our Optigo network of approved lenders, which are primarily non-bank real estate finance companies and banks. Many of these lenders are both sellers and servicers to us.
The following charts show the concentration of our 2024 Multifamily new business activity by our largest sellers and loan servicing by our largest servicers as of December 31, 2024. Any seller or servicer with a 10% or greater share is listed separately.

FREDDIE MAC | 2024 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Multifamily
Percentage of New Business Activity

(Based on UPB of $65 billion)

11%
11%
10%
38%
30%
Berkadia Commercial Mortgage LLC
JLL Real Estate Capital, LLC
CBRE Capital Markets, Inc.
Other top 10 sellers
All other sellers

Percentage of Servicing Volume(1)

(Based on UPB of $467 billion)

14%
13%
11%
39%
23%
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

FREDDIE MAC | 2024 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity and Securitization Activity

New Business Activity and Units Financed (1)
(In billions)
New Securitization Activity(2)
(In billions)

693
447
553
$73
$48
$65
2022
2023
2024
New business activity
Total number of units financed (in thousands)

$65
$13
$52
$53
$17
$36
$55
$25
$30
2022
2023
2024
Senior subordinate securitizations
Fully guaranteed securitizations

(1) Includes rental units financed by supplemental loans.         (2) Excludes resecuritizations.

■    Our new business activity was $65.1 billion in 2024, up 35% compared to 2023, primarily driven by increased demand for multifamily financing as a result of lower mortgage interest rates during the third quarter of 2024, coupled with executing on our competitive strategies. Approximately 65% of this activity in 2024, based on UPB, was mission-driven, affordable housing, exceeding FHFA's minimum requirement of 50%.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $15.7 billion and $16.3 billion as of December 31, 2024 and December 31, 2023, respectively.
■    Fully guaranteed securitization issuance UPB increased, representing a larger percentage of total securitization issuance UPB in 2024 compared to 2023.

FREDDIE MAC | 2024 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Multifamily
Multifamily Mortgage Portfolio and Guarantee Exposure

Mortgage Portfolio as of December 31,
(In billions)
Guarantee Exposure as of December 31,
(In billions)
■    Our Multifamily mortgage portfolio was $467 billion as of December 31, 2024, up 6% compared to December 31, 2023, primarily driven by our new business activity.
■    As of December 31, 2024, 83% of the loan UPB in our Multifamily mortgage portfolio was fixed-rate, while the remaining 17% was floating rate.
■    Our guarantee exposure was $399 billion as of December 31, 2024, up 5% compared to December 31, 2023, as new mortgage-related security guarantees outpaced paydowns. Our guarantee exposure includes guaranteed mortgage related securities that are consolidated on our balance sheet where income from guarantee fees is recognized in net interest income.
■    The average guarantee fee rate on our guarantee exposures increased as of December 31, 2024 compared to December 31, 2023, primarily due to continued growth of fully guaranteed securitization issuances for which we charge higher guarantee fee rates. The average remaining guarantee term was seven years as of both December 31, 2024 and December 31, 2023. The profitability of our guarantee activities may vary and will depend on the actual performance of the underlying collateral that we have guaranteed.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $4.3 billion and $3.5 billion as of December 31, 2024 and December 31, 2023, respectively.

FREDDIE MAC | 2024 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Multifamily
Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 14 for additional information about segment financial results.
Table 13 - Multifamily Segment Financial Results

				Year-Over-Year Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$	%	$	%
Net interest income	$1,224	$885	$938	$339	38%	($53)	(6)%
Non-interest income	2,869	2,077	1,575	792	38	502	32
Net revenues	4,093	2,962	2,513	1,131	38	449	18
(Provision) benefit for credit losses	(102)	(300)	(69)	198	66	(231)	(335)
Non-interest expense	(875)	(784)	(671)	(91)	(12)	(113)	(17)
Income before income tax expense	3,116	1,878	1,773	1,238	66	105	6
Income tax expense	(615)	(379)	(348)	(236)	(62)	(31)	(9)
Net income	2,501	1,499	1,425	1,002	67	74	5
Other comprehensive income (loss), net of taxes and reclassification adjustments	(4)	156	(318)	(160)	NM	474	NM
Comprehensive income	$2,497	$1,655	$1,107	$842	51%	$548	50%
Key Drivers:
■    2024 vs. 2023
●    Net income of $2.5 billion, up 67% year-over-year.
–Net revenues were $4.1 billion, up 38% year-over-year.
◦Net interest income was $1.2 billion, up 38% year-over-year, primarily driven by continued mortgage portfolio growth.
◦Non-interest income was $2.9 billion, up 38% year-over-year, primarily driven by higher revenues from held-for-sale loan purchase and securitization activities, lower realized losses on sales of available-for-sale securities, and net impacts from index lock activities.
–Provision for credit losses was $0.1 billion, primarily driven by a credit reserve build attributable to deterioration in overall loan performance and new loan purchases, partially offset by a credit reserve release due to enhancements in our credit loss estimation process.
■    2023 vs. 2022
●    Net income of $1.5 billion, up 5% year-over-year.
–Net revenues were $3.0 billion, up 18% year-over-year.
◦Net interest income was $0.9 billion, down 6% year-over-year, primarily due to lower prepayment income driven by higher mortgage interest rates, partially offset by higher net interest income from mortgage loans.
◦Non-interest income was $2.1 billion, up 32% year-over-year, primarily driven by higher fair value losses on our guarantee assets in 2022, net of the related interest-rate risk management activities. During 2Q 2022, we updated our funds transfer pricing methodologies to allocate gains and losses on derivative instruments to Multifamily to offset interest rate-related changes in fair value on our guarantee assets.
–Provision for credit losses was $0.3 billion, driven by a credit reserve build due to increased uncertainty in forecasted economic and multifamily market conditions as well as deterioration in overall loan performance.
–Non-interest expense was $0.8 billion, up 17% year-over-year, primarily driven by an allocation of $63 million for the $313 million accrual for the adverse judgment at trial.

FREDDIE MAC | 2024 Form 10-K	46

Management's Discussion and Analysis	Risk Management
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
■    Risk Appetite - Risk appetite is the level of risk, both in aggregate and by risk type, within the company's risk capacity (the maximum amount of risk the enterprise can absorb before breaching capital, liquidity, and other constraints) that the Board of Directors and management are willing to assume to achieve the company's strategic goals. The risk appetite is integrated and aligned with the Company Strategic Plan, the consolidated business plan, and divisional business plans (collectively, the Annual Business Plan). The risk appetite consists of qualitative risk appetite statements and quantitative metrics with limits, and it is approved by the Board of Directors. FHFA as Conservator then approves the quantitative

FREDDIE MAC | 2024 Form 10-K	47

Management's Discussion and Analysis	Risk Management
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
FHFA continues to increase supervisory expectations related to how risk is managed and overseen by management and the Board of Directors, and specifically the role of ERM in providing independent risk oversight and effective challenge. As a result, we must continue to invest in our risk management practices to meet these expectations.
Enterprise Risk Governance Structure

We manage risk using a three lines model and our risk governance structure includes enterprise-wide oversight by the Board of Directors and its committees, the CRO, and senior management. Only legal risk is managed outside of the three lines model.
The first line consists of Business Divisions which are responsible, with support from our Enterprise divisions, for identifying, assessing, controlling, monitoring, and reporting on risks, including adherence to the established risk appetite and risk policies and standards that are approved by senior management and/or our Board of Directors or Board Committees.
The second line consists of ERM, which designs and implements the enterprise risk management program and Risk Framework, including corporate risk policies and standards, risk taxonomy, risk appetite, risk limits, and other risk metrics and indicators. In addition, ERM provides oversight of first line divisions and monitors and assesses risk. ERM is responsible for reporting on the enterprise risk profile to senior management, the Board of Directors, and the Board Risk Committee, and escalating significant risk issues as appropriate.
The second line also includes Compliance, which is responsible for the independent assessment and oversight of ethics and compliance risk across the company. In addition, Compliance advises employees and business divisions on compliance with policies and procedures involving ethical and regulatory matters and consults with the Legal Division on any such regulatory matters or ethical issues that include legal requirements or potential legal liability. Compliance issues and maintains compliance policies and standards for the company. Compliance also establishes and maintains the company's Code of Conduct.
The third line consists of Internal Audit, which is responsible for independently evaluating the adequacy and effectiveness of governance, risk management, and control processes, including, but not limited to, the way the first and second lines achieve risk management and control objectives.
The Enterprise Risk Committee, established by the CEO and chaired by the CRO, is comprised of members of senior management. This Committee monitors the risk profile of each business division and the management of the company’s risk exposures consistent with the Enterprise Risk Policy and reviews aggregate enterprise-wide risks, including material and emerging risks.
The Board of Directors provides enterprise-wide risk oversight, including through its committees. The Board of Directors also approves the Enterprise Risk Policy, which establishes the enterprise risk management program and framework; the Company Strategic Plan and the Annual Business Plan; and the enterprise risk appetite, which must be aligned with the Company Strategic Plan and the Annual Business Plan, subject to FHFA approval as Conservator. For additional information on the role of the Board of Directors' committees risk oversight responsibilities, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information.

FREDDIE MAC | 2024 Form 10-K	48

Management's Discussion and Analysis	Risk Management
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
In the sections below, we provide a general discussion of our enterprise Risk Framework and current risk environment for mortgage credit risk, including natural disaster and climate-related risk, and for counterparty credit risk.
Allowance for Credit Losses

For financial assets measured at amortized cost, we recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet.
For Single-Family credit exposures, we estimate the allowance for credit losses for loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. The discounted cash flow model forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments, and using our historical experience (which includes the effects of natural disasters), adjusted for current and forecasted economic conditions. These projections require significant management judgment, and we face uncertainties and risks related to the models we use for financial accounting and reporting purposes. For further information on our accounting policies and methods for estimating our allowance for credit losses and related management judgments, see MD&A - Critical Accounting Estimates.
For Multifamily credit exposures, we estimate the allowance for credit losses using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics, our historical experience (which includes the effects of natural disasters), and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current NOI, current LTV ratio, interest rate type, underlying property type, and property location. We simulate multiple forecast paths of economic variables, property values, and NOI over the loan's remaining contractual life. We also consider as model inputs expected prepayments and expected recoveries from credit enhancements that are not freestanding contracts. Management adjustments to our model output may be necessary to take into consideration current economic events and other factors not considered within the model.

FREDDIE MAC | 2024 Form 10-K	49

Management's Discussion and Analysis	Risk Management
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 14 - Allowance for Credit Losses Activity

	December 31, 2024			December 31, 2023			December 31, 2022
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$6,402	$447	$6,849	$7,746	$147	$7,893	$5,440	$78	$5,518
Provision (benefit) for credit losses	374	102	476	(1,172)	300	(872)	1,772	69	1,841
Charge-offs	(511)	(2)	(513)	(643)	—	(643)	(505)	—	(505)
Recoveries collected	115	—	115	144	—	144	148	—	148
Net charge-offs	(396)	(2)	(398)	(499)	—	(499)	(357)	—	(357)
Other(1)	311	1	312	327	—	327	891	—	891
Ending balance	$6,691	$548	$7,239	$6,402	$447	$6,849	$7,746	$147	$7,893

Average loans outstanding during the year(2)	$3,055,472	$66,741	$3,122,213	$3,002,523	$50,602	$3,053,125	$2,929,728	$33,054	$2,962,782
Net charge-offs to average loans outstanding	0.01%	—%	0.01%	0.02%	—%	0.02%	0.01%	—%	0.01%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,381	$393	$6,774	$6,057	$326	$6,383	$7,314	$77	$7,391
Other(3)	310	155	465	345	121	466	432	70	502
Total ending balance	$6,691	$548	$7,239	$6,402	$447	$6,849	$7,746	$147	$7,893
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
(3)Primarily includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
Table 15 - Allowance for Credit Losses Ratios

	December 31, 2024			December 31, 2023
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.21%	0.46%	0.21%	0.20%	0.57%	0.21%
Non-accrual loans to total loans outstanding	0.51	0.15	0.50	0.44	0.11	0.44
Allowance for credit losses to non-accrual loans	40.11	314.40	42.25	45.01	509.38	47.20
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,381	$393	$6,774	$6,057	$326	$6,383
Total loans outstanding(2)	3,092,137	84,554	3,176,691	3,031,136	57,107	3,088,243
Non-accrual loans(2)	15,908	125	16,033	13,458	64	13,522
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
See Note 6 for additional information on our allowance for credit losses and Note 4 for additional information on our non-accrual policy.

FREDDIE MAC | 2024 Form 10-K	50

Management's Discussion and Analysis	Risk Management
The table below shows the contractual principal payments due by specified timeframe for held-for-investment loans outstanding as of the period end.
Table 16 - Principal Amounts Due for Held-for-Investment Loans

	December 31, 2024
(In millions)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through 15 Years	Due after 15 Years	Total
Single-Family:
Fixed-rate	$93,737	$400,147	$1,091,339	$1,454,836	$3,040,059
Adjustable-rate	640	2,912	8,579	11,021	23,152
Total Single-Family	94,377	403,059	1,099,918	1,465,857	3,063,211
Multifamily:
Fixed-rate	1,104	33,771	41,520	3,607	80,002
Adjustable-rate	1,184	2,550	3,680	—	7,414
Total Multifamily	2,288	36,321	45,200	3,607	87,416
Cost basis and fair value adjustments, net					28,476
Total(1)					$3,179,103
(1)Includes $2.4 billion multifamily held-for-investment loans for which we have elected the fair value option as of December 31, 2024.
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
■    Loan quality control practices, including post-closing review and our remedy management repurchase process, help to validate that the loan origination process is acceptable to us; and
■    Seller/servicer management, including review of their in-house quality control as well as our loan performance monitoring, helps to maintain quality control for loans sold and/or serviced by third parties.
Underwriting Standards
We use a delegated underwriting process in connection with our acquisition of single-family loans whereby we set eligibility and underwriting standards, and sellers represent and warrant to us that loans they sell to us meet these standards. Our eligibility and underwriting standards are used to assess loans based on a number of characteristics.
We establish more strict eligibility standards for loans with certain higher risk characteristics. These standards are designed to balance our credit risk exposure while supporting affordable housing in a responsible manner. Our purchase guidelines generally provide for:
■    A maximum original LTV ratio of 97% for creditworthy first-time homebuyers and for a targeted segment of creditworthy borrowers meeting certain AMI requirements under our affordable housing initiatives;
■    A maximum original LTV ratio of 95% for all other home purchase and no cash-out refinance loans; and
■    A maximum original LTV ratio of 80% for cash-out refinance loans.

FREDDIE MAC | 2024 Form 10-K	51

Management's Discussion and Analysis	Risk Management
Our ability to assess the credit quality of our Single-Family mortgage portfolio and loan acquisitions could be adversely affected by changes resulting from the COVID-19 pandemic. The CARES Act required creditors to report to credit bureaus that loans in relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the relief programs and the borrowers remain in compliance with the programs. In addition, the Department of Education provided borrowers of federal student loans with additional assistance, such as forbearance plans and other debt relief programs, and suspended the delinquency reporting to the credit bureaus until 4Q 2024. As a result, credit scores may not fully reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered during the affected periods.
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
We offer limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, valuation, borrower assets, borrower income, borrower employment status, and certain condominium project requirements. In general, limited representation and warranty relief is offered when information is validated through the use of independent data sources and/or Freddie Mac analytics and risk assessments.
If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include, but are not limited to, the ability to require the seller or servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. Our current remedies framework provides for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" may result in a repurchase request or a repurchase alternative, such as recourse or indemnification. We implemented a pilot program in 2024 that provides participating sellers with a fee-based alternative to performing loan repurchases. The pilot program continues to maintain the protections related to delinquent loans outlined in the selling and servicing representation and warranty framework for mortgage loans.
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

FREDDIE MAC | 2024 Form 10-K	52

Management's Discussion and Analysis	Risk Management
Underwriting Restrictions Related to Purchase Agreement
Pursuant to the Purchase Agreement and subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we were required to implement a program reasonably designed to ensure that each single-family mortgage loan acquired is: (1) a qualified mortgage; (2) exempt from the CFPB’s ability-to-repay requirements; (3) secured by an investment property; (4) a refinancing with streamlined underwriting for high LTV ratios; (5) a loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or (6) secured by manufactured housing.
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
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).

Weighted Average Original DTI Ratio

FREDDIE MAC | 2024 Form 10-K	53

Management's Discussion and Analysis	Risk Management
The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	Year Ended December 31,
	2024		2023		2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$329,516	95%	$285,854	95%	$489,698	91%
15-year or less, amortizing fixed-rate	14,120	4	10,769	4	44,424	8
Adjustable-rate	2,772	1	3,263	1	6,503	1
Total	$346,408	100%	$299,886	100%	$540,625	100%

Percentage of purchases
DTI ratio > 45%		29%		27%		17%
Original LTV ratio > 90%		24		26		19
Transaction type:
Guarantor swap		66		72		74
Cash window		34		28		26
Property type:
Detached single-family houses and townhouses		91		91		92
Condominium or co-op		9		9		8
Occupancy type:
Primary residence		93		92		90
Second home		2		2		3
Investment property		5		6		7
Loan purpose:
Purchase		83		88		63
Cash-out refinance		8		8		25
Other refinance		9		4		12

FREDDIE MAC | 2024 Form 10-K	54

Management's Discussion and Analysis	Risk Management
Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
The table below contains a summary of the types of credit enhancements we use to transfer credit risk on our single-family loans. See MD&A - Our Business Segments - Single-Family - Products and Activities for additional information on our credit enhancement activities.

Category	Products	CRT	Coverage Type	Accounting Treatment for Credit Enhancement
Primary mortgage insurance	Primary mortgage insurance	No	Front-end	Not Freestanding
STACR	STACR Trust notes	Yes	Back-end	Freestanding
	STACR debt notes	Yes	Back-end	Debt
ACIS	ACIS	Yes	Front-end/Back-end	Freestanding
Other	Senior subordinate securitizations	Yes	Back-end	Debt/Guarantee
	Lender risk-sharing	Yes	Front-end	Freestanding
	Other insurance/reinsurance products	Yes	Front-end	Freestanding
Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements
The table below provides the UPB of the mortgage loans acquired during the periods presented that were covered by primary mortgage insurance, the UPB of the mortgage loans covered by CRT transactions we entered into during the periods presented, and maximum coverage related to these newly acquired credit enhancements. The amount of risk transferred through new CRT transactions can be affected by a number of factors, including current market conditions, the volume and characteristics of newly acquired loans, our risk appetite, the cost of CRT transactions, and FHFA guidance.
Table 18 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	Year Ended December 31,
	2024		2023		2022
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$135,459	$35,595	$125,352	$33,032	$163,648	$42,571

CRT transactions:
STACR	131,388	3,785	85,693	2,838	325,721	12,720
ACIS	47,301	1,625	28,080	999	225,070	7,611
Other	2,278	547	1,046	317	2,617	622
Total CRT issuance	$180,967	$5,957	$114,819	$4,154	$553,408	$20,953
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
(4)The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.

FREDDIE MAC | 2024 Form 10-K	55

Management's Discussion and Analysis	Risk Management
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 19 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	December 31, 2024
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$658,104	21%	$174,445
STACR	1,196,740	39	28,471
ACIS	754,489	24	16,474
Other	38,951	1	10,643
Less: UPB with multiple credit enhancements and other reconciling items(5)	(733,818)	(23)	—
Single-Family mortgage portfolio - credit-enhanced	1,914,466	62	230,033
Single-Family mortgage portfolio - non-credit-enhanced	1,189,708	38	N/A
Total	$3,104,174	100%	$230,033

	December 31, 2023
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$637,037	21%	$165,738
STACR	1,175,837	39	31,222
ACIS	821,048	27	17,647
Other	39,901	1	11,027
Less: UPB with multiple credit enhancements and other reconciling items(5)	(813,966)	(27)	—
Single-Family mortgage portfolio - credit-enhanced	1,859,857	61	225,634
Single-Family mortgage portfolio - non-credit-enhanced	1,179,053	39	N/A
Total	$3,038,910	100%	$225,634
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
Table 20 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	December 31, 2024		December 31, 2023
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	1.12%	21%	0.95%
CRT and other	54	0.66	55	0.60
Non-credit-enhanced	38	0.43	39	0.42
Total	N/A	0.59	N/A	0.55
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.

FREDDIE MAC | 2024 Form 10-K	56

Management's Discussion and Analysis	Risk Management
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our Single-Family mortgage portfolio.
Table 21 - Credit Enhancement Coverage by Year of Origination

	December 31, 2024		December 31, 2023
(Dollars in millions)	UPB	% of UPB with Credit Enhancement	UPB	% of UPB with Credit Enhancement
Year of Loan Origination
2024	$309,757	39%	N/A	N/A
2023	250,712	73	$265,072	42%
2022	399,741	69	433,252	67
2021	912,364	64	984,004	64
2020	665,137	68	719,822	68
2019 and prior	566,463	53	636,760	53
Total	$3,104,174	62	$3,038,910	61
The following table provides information on the characteristics of the loans in our Single-Family mortgage portfolio without credit enhancement.
Table 22 - Single-Family Mortgage Portfolio Without Credit Enhancement(1)

	December 31, 2024		December 31, 2023
(Dollars in millions)	UPB	% of Portfolio	UPB	% of Portfolio
Low original LTV ratio(1)(2)	$675,499	22%	$687,185	23%
Short-term(1)(3)	178,179	6	196,608	6
Recently acquired(1)(4)	206,274	7	163,789	5
Other(1)(5)	129,756	3	131,471	5
Single-Family mortgage portfolio - non-credit-enhanced	$1,189,708	38%	$1,179,053	39%
(1)Loans with multiple characteristics are assigned to categories in this table based on the following prioritization: low original LTV ratio, short-term, and recently acquired.
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
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements, net of allowance, was $0.1 billion as of both December 31, 2024 and December 31, 2023. These amounts are included in other assets on our consolidated balance sheets. See Note 3 and Note 6 for additional information on accounting for credit enhancements.
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

FREDDIE MAC | 2024 Form 10-K	57

Management's Discussion and Analysis	Risk Management
Loan Characteristics
The table below contains a description of some of the credit characteristics that we monitor for loans in our Single-Family mortgage portfolio.

Credit Characteristic	Description	Impact on Credit Quality
LTV ratio(1)	Loan-to-value ratio. The ratio of the unpaid principal amount of the loan to the value of the property that serves as collateral for the loan, expressed as a percentage	•	Measures ability of the underlying property to cover our exposure on the loan
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loan
		•	Lower LTV ratios indicate borrowers are more likely to repay
Credit score(1)	Statistically-derived number that may indicate a borrower's likelihood to repay debt	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores
Loan purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings, which increase the LTV ratios, generally have a higher risk of default than loans originated in purchase or other refinance transactions
Property type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Condominiums historically have experienced greater volatility in house prices than detached single-family houses, which may expose us to more risk
		•	Condominiums are subject to additional risks, typically managed by the condominium association, including but not limited to the associations' financial stability and the physical condition of buildings and common areas
Occupancy type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
DTI ratio(1)	Debt-to-income ratio. The ratio of borrowers' total monthly debt payments to gross monthly income	•	Borrowers with lower DTI ratios are generally more likely to repay their loans than those with higher DTI ratios, holding all other factors equal
		•	DTI ratios are at the time of origination and may not be indicative of borrowers' current creditworthiness
Geographic concentration	Indicates whether our mortgage portfolio is diversified geographically	•	Geographic concentrations may increase the exposure of our mortgage portfolio to credit risk, as regional economic conditions may affect a borrower's ability to repay and the underlying property value
		•	Geographic diversification reduces the credit risk impact of an economic downturn in or a catastrophic event that disproportionately affects a particular geographic area
Loan age	Number of years since loan origination	•	Credit losses on mortgage loans typically are low during the first few years after origination and may increase subsequently depending on macroeconomic conditions and other factors as the benefit of underwriting wanes
(1)See Glossary for additional details.

FREDDIE MAC | 2024 Form 10-K	58

Management's Discussion and Analysis	Risk Management
Loan Characteristics and Serious Delinquency Rate
The table below contains details of the characteristics and serious delinquency rates of the loans in our Single-Family mortgage portfolio.
Table 23 - Credit Quality Characteristics and Serious Delinquency Rates of Our Single-Family Mortgage Portfolio(1)

	December 31, 2024
(Dollars in millions)	UPB	Original Credit Score(2)	Current Credit Score(2)(3)	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2024	$309,757	754	749	78%	76%	0.12%
2023	250,712	751	749	79	72	0.68
2022	399,741	746	743	76	65	0.95
2021	912,364	752	756	71	50	0.42
2020	665,137	761	768	71	43	0.25
2019 and prior	566,463	738	752	75	33	0.91
Total	$3,104,174	751	755	74	52	0.59

	December 31, 2023
(Dollars in millions)	UPB	Original Credit Score(2)	Current Credit Score(2)(3)	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2023	$265,072	751	745	79%	75%	0.13%
2022	433,252	745	746	76	68	0.63
2021	984,004	752	756	71	54	0.35
2020	719,822	761	768	71	46	0.22
2019	119,557	746	753	76	46	0.69
2018 and prior	517,203	736	751	75	32	0.96
Total	$3,038,910	750	755	73	52	0.55
(1)Excludes certain credit quality characteristics and serious delinquency rate information on loans underlying certain securitization products for which data was not available.
(2)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(3)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.

FREDDIE MAC | 2024 Form 10-K	59

Management's Discussion and Analysis	Risk Management
Table 24 - Characteristics of the Loans in Our Single-Family Mortgage Portfolio

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$2,775,489	90%	$2,671,735	88%
15-year or less, amortizing fixed-rate	292,763	9	329,489	11
Adjustable-rate and other	35,922	1	37,686	1
Total	$3,104,174	100%	$3,038,910	100%
Percentage of portfolio based on UPB
Original LTV ratio range:
60% and below		22%		23%
Above 60% to 80%		49		49
Above 80% to 90%		12		12
Above 90% to 100%		16		15
Above 100%		1		1
Portfolio weighted average original LTV ratio		74		73
Current LTV ratio range:
60% and below		68		68
Above 60% to 80%		23		24
Above 80% to 90%		6		6
Above 90% to 100%		3		2
Above 100%		—		—
Portfolio weighted average current LTV ratio		52		52
Original credit score(1):
740 and above		64		64
700 to 739		21		21
680 to 699		7		7
660 to 679		4		4
620 to 659		3		3
Less than 620		1		1
Portfolio weighted average original credit score		751		750
Current credit score(1)(2):
740 and above		72		71
700 to 739		13		14
680 to 699		4		4
660 to 679		3		3
620 to 659		4		4
Less than 620		4		4
Portfolio weighted average current credit score		755		755
DTI ratio:
Above 45%		18		16
Portfolio weighted average DTI ratio		36		35
Property type:
Detached single-family houses and townhouse		92		92
Condominium or co-op		8		8
Occupancy type at origination:
Primary residence		92		92
Second home		3		3
Investment property		5		5
Loan purpose:
Purchase		50		46
Cash-out refinance		19		21
Other refinance		31		33
(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.

FREDDIE MAC | 2024 Form 10-K	60

Management's Discussion and Analysis	Risk Management
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 25 - Single-Family Mortgage Portfolio Attribute Combinations(1)(2)

	December 31, 2024
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	50%	0.04%	16%	0.05%	4%	0.09%	2%	0.10%	—%	NM	72%	0.05%
700 to 739	9	0.22	2	0.22	2	0.25	1	0.18	—	NM	14	0.22
680 to 699	2	0.45	2	0.40	—	NM	—	NM	—	NM	4	0.44
660 to 679	2	0.73	1	0.66	—	NM	—	NM	—	NM	3	0.71
620 to 659	2	1.60	1	1.62	—	NM	—	NM	—	NM	3	1.60
Less than 620	3	7.95	1	10.62	—	NM	—	NM	—	NM	4	8.80
Total	68%	0.51	23%	0.82	6%	1.00	3%	0.75	—%	NM	100%	0.59

	December 31, 2023
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	50%	0.05%	16%	0.07%	4%	0.09%	1%	0.09%	—%	NM	71%	0.06%
700 to 739	7	0.25	4	0.23	2	0.23	1	0.16	—	NM	14	0.25
680 to 699	3	0.49	1	0.44	—	NM	—	NM	—	NM	4	0.48
660 to 679	2	0.80	1	0.75	—	NM	—	NM	—	NM	3	0.79
620 to 659	3	1.69	1	1.63	—	NM	—	NM	—	NM	4	1.66
Less than 620	3	8.06	1	9.88	—	NM	—	NM	—	NM	4	8.56
Total	68%	0.49	24%	0.70	6%	0.72	2%	0.52	—%	NM	100%	0.55
(1)Excludes loans underlying certain securitization products for which current credit score is not available.
(2)Current credit score is based on the credit bureau Experian only.
Certain of the loan attributes shown above may indicate a higher risk of default. For example, loans with LTV ratios over 90% or credit scores below 620 may be higher risk. A single loan may fall within more than one risk category. Certain combinations of loan attributes can indicate an even higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores.
Geographic Concentrations
We purchase mortgage loans from across the U.S. but do not purchase an equal number of loans from each state, leading to concentrations of credit risk in certain geographic areas. Local economic and other conditions can affect the borrower's ability to repay and the value of the underlying collateral. Property insurance markets in certain geographic areas, including areas with high risk of natural disaster events, have observed rapid increases in property insurance premiums and reduction in the availability of coverage in recent years. In addition, certain states and municipalities have passed or may pass laws that limit our ability to foreclose or evict and make it more difficult and costly to manage our risk.
See MD&A - Risk Management - Credit Risk - Natural Disaster and Climate-Related Risk Management for additional information about the impact of natural disaster events on our Single-Family mortgage portfolio and Note 15 for additional information about the geographic distribution of our Single-Family mortgage portfolio.
Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

FREDDIE MAC | 2024 Form 10-K	61

Management's Discussion and Analysis	Risk Management
Single-Family Delinquency Rates
The percentage of loans that were one month past due stayed flat as of December 31, 2024 compared to December 31, 2023 while the percentage of loans that were two months past due increased as of December 31, 2024 compared to December 31, 2023. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate has increased to 0.59% as of December 31, 2024, compared to 0.55% as of December 31, 2023, primarily due to the recent hurricanes. We have historically observed temporary increases in delinquency rates following such events. See Note 4 for additional information on the payment status of our single-family mortgage loans.
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
Table 26 - Seriously Delinquent Single-Family Loans

	December 31, 2024			December 31, 2023
(Dollars in millions)	UPB	Loan Count	% of Total(1)	UPB	Loan Count	% of Total(1)
<= 1 year	$14,885	67,264	82%	$12,318	57,939	77%
> 1 year and <= 2 years	2,136	10,250	12	1,805	9,548	13
> 2 years and <= 4 years	558	2,970	4	952	5,178	7
> 4 years	417	1,861	2	441	2,088	3
Total	$17,996	82,345	100%	$15,516	74,753	100%
(1)Based on loan count.
See Note 4 for additional information on the payment status of our single-family mortgage loans.
Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs, including refinance programs and loan workout activities for eligible borrowers. For purposes of the disclosure below related to loss mitigation activities, we generally exclude loans for which we do not control servicing. See MD&A - Our Business Segments - Single-Family and Note 4 for additional information on our loss mitigation activities.

FREDDIE MAC | 2024 Form 10-K	62

Management's Discussion and Analysis	Risk Management
Relief Refinance Program
The following table includes information about the performance of our relief refinance mortgage portfolio.
Table 27 - Single-Family Relief Refinance Loans

	December 31, 2024			December 31, 2023
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% original LTV	$5,111	44,151	0.78%	$5,779	47,799	0.97%
Above 100% to 125% original LTV	9,837	84,958	0.76	11,160	92,162	0.94
Above 80% to 100% original LTV	16,983	162,335	0.66	19,416	177,148	0.70
80% and below original LTV	24,155	316,960	0.52	28,352	355,829	0.51
Total	$56,086	608,404	0.61	$64,707	672,938	0.65
Loan Workout Activities
We continue to help families retain their homes or otherwise avoid foreclosure through loan workouts. The table below provides details about the single-family loan workout activities that were completed during the periods presented.
Table 28 - Single-Family Completed Loan Workout Activity

	Year Ended December 31,
	2024		2023		2022
(UPB in billions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$9	32	$9	35	$14	61
Loan modifications	6	25	5	22	11	45
Forbearance plans and other(1)	5	20	5	24	6	30
Total	$20	77	$19	81	$31	136
(1)The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the year, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 24,000 loans in active forbearance plans and approximately 15,000 loans in other active loss mitigation activity as of December 31, 2024.
The table below contains credit characteristic data on our single-family modified loans.
Table 29 - Credit Characteristics of Single-Family Modified Loans(1)

(Dollars in millions)	December 31, 2024	December 31, 2023
UPB	$29,730	$27,465
Percent of portfolio	1%	1%
CLTV ratio	47	47
SDQ rate	7.26	6.30
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program.
The table below contains information about the payment performance of modified loans in our Single-Family mortgage portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.
Table 30 - Payment Performance of Single-Family Modified Loans(1)

	Quarter of Loan Modification Completion
	4Q 2023	3Q 2023	2Q 2023	1Q 2023	4Q 2022	3Q 2022	2Q 2022	1Q 2022
Current or paid off one year after modification:	66%	68%	73%	73%	78%	82%	86%	89%
Current or paid off two years after modification:	N/A	N/A	N/A	N/A	78	82	86	90
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program.

FREDDIE MAC | 2024 Form 10-K	63

Management's Discussion and Analysis	Risk Management
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
The volume of our foreclosure sales, which include foreclosure sales that result in our acquisition of the underlying properties and third-party foreclosure sales, was approximately 4,000, 5,000, and 4,000 in 2024, 2023, and 2022, respectively.
The table below shows our Single-Family REO activity.
Table 31 - Single-Family REO Activity

	Year Ended December 31,
	2024		2023		2022
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	2,499	$354	2,218	$280	1,615	$179
Additions	2,223	379	2,600	363	2,137	266
Dispositions	(2,398)	(345)	(2,319)	(289)	(1,534)	(165)
Ending balance - REO	2,324	388	2,499	354	2,218	280
Beginning balance, valuation allowance		(3)		(2)		(3)
Change in valuation allowance		(6)		(1)		1
Ending balance, valuation allowance		(9)		(3)		(2)
Ending balance - REO, net		$379		$351		$278
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
The table below presents Single-Family collateral deficiency ratios for REO dispositions and third-party foreclosure sales. We did not have a significant number of short sales in 2024.
Table 32 - Single-Family Collateral Deficiency Ratios

	Year Ended December 31,
	2024	2023	2022
REO dispositions and third-party foreclosure sales(1)	(1.8)%	(5.2)%	(5.5)%
(1)Negative ratios indicate that the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, exceeded the UPB of the related loan.

FREDDIE MAC | 2024 Form 10-K	64

Management's Discussion and Analysis	Risk Management
REO Property Status
A significant portion of our REO portfolio is unable to be marketed at any given time because the properties are occupied, involved in legal matters (e.g., bankruptcy or other litigation), or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods increase the average holding period of our inventory by 10% or more. As of December 31, 2024, approximately 28% of our REO properties were unable to be marketed because the properties were occupied, located in states with a redemption period, or subject to other legal matters. Another 35% of the properties were being prepared for sale (i.e., valued, marketing strategies determined, and repaired). As of December 31, 2024, approximately 28% of our REO properties were listed and available for sale, and 9% of our inventory was pending the settlement of sales. Though it varied significantly by state, the average holding period of our single-family REO properties, excluding any redemption period, was 345 days and 328 days for our REO dispositions during 2024 and 2023, respectively.
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
Completing Our Own Underwriting, Credit, and Legal Review for New Business Activity

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
To reduce credit risk exposure to floating rate loans, we generally require borrowers to purchase interest rate caps to protect against large movements in interest rates. This underwriting requirement protects both the borrower and Freddie Mac as rising interest rates generally result in higher debt service payments and financing costs, thereby reducing net property cash flows. We generally require a minimum term three-year interest rate cap to be in place at origination with an escrow established for the cost to purchase replacement caps through the maturity of the loan. Replacing a required interest rate cap, especially one with a longer term and/or lower strike rate, becomes more expensive in volatile and rising interest rate environments. As a result, the cost of interest rate caps has risen significantly in recent years and there is no guarantee that this escrow will be sufficient to purchase the required replacement cap.

FREDDIE MAC | 2024 Form 10-K	65

Management's Discussion and Analysis	Risk Management
The charts below provide the weighted average original LTV ratio and original DSCR for our new business activity.
Weighted Average Original LTV Ratio
Weighted Average Original DSCR(1)
(1) Assumes monthly payments that reflect amortization of principal.
The table below presents the percentage of our Multifamily new business activity that had certain characteristics that may be considered higher risk.
Table 33 - Percentage of Multifamily New Business Activity With Higher Risk Characteristics

	Year Ended December 31,
	2024	2023	2022
Original LTV ratio greater than 80%	1%	1%	1%
Original DSCR less than or equal to 1.10	2	5	2
Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
In connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower and reduce our required capital. For example, at the time of loan acquisition or guarantee, we may obtain recourse and/or indemnification protection from our lenders or sellers. After acquisition, we reduce our credit risk exposure to the underlying borrower primarily through our senior subordinate securitizations and our other CRT products including MCIP and MSCR notes. The timing of our other CRT products can vary as we aggregate adequately sized reference pools to execute transactions.
The following table summarizes our principal types of credit enhancements. See MD&A - Our Business Segments - Multifamily - Products and Activities for additional information on our securitization and CRT products.

Category	Products	CRT	Coverage Type	Accounting Treatment for Credit Enhancement
Subordination	K Certificates	Yes	Back-end	Guarantee
Other securitization products:
	• Securitizations of purchased collateral	Yes	Back-end	Guarantee
	• Securitizations of collateral contributed by third parties	No	Front-end	Guarantee
MSCR	MSCR notes	Yes	Back-end	Freestanding
	SCR debt notes	Yes	Back-end	Debt
MCIP	MCIP	Yes	Back-end	Freestanding
Lender risk-sharing	Loss sharing	Yes	Front-end	Freestanding

FREDDIE MAC | 2024 Form 10-K	66

Management's Discussion and Analysis	Risk Management
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions. We evaluate and update our risk transfer strategy as needed depending on our business strategy, market conditions, and regulatory requirements.
Table 34 - Multifamily Mortgage Portfolio CRT Issuance

	Year Ended December 31,
	2024		2023		2022
(In millions)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)
Subordination	$27,873	$1,670	$34,034	$2,250	$49,799	$3,334
MSCR	17,504	412	17,026	407	11,487	193
MCIP	33,243	703	15,860	340	11,487	399
Lender risk-sharing	1,081	119	808	104	1,072	159
Less: UPB with more than one type of CRT	(33,243)	—	(15,860)	—	(11,487)	—
Total CRT Issuance	$46,458	$2,904	$51,868	$3,101	$62,358	$4,085
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2) For subordination, represents the UPB of the securities that are held by third parties at issuance and are subordinate to the securities we guarantee. For MSCR transactions, represents the UPB of securities held by third parties at issuance. For MCIP transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For lender risk-sharing, represents the maximum amount of loss recovery that is available subject to the terms of counterparty agreements at issuance.
(3)    The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our senior subordinate securitization transactions. Through senior subordinate securitizations, we have transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, thereby reducing our overall credit risk exposure and required capital. As of December 31, 2024 and December 31, 2023, our maximum coverage outstanding provided by subordination in nonconsolidated VIEs was $37.4 billion and $39.5 billion, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 35 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	December 31,
	2024		2023
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$352,566	0.45%	$358,944	0.26%
MSCR/MCIP	62,870	0.25	47,011	0.23
Other	9,737	0.82	8,844	0.89
Total credit-enhanced	425,173	0.43	414,799	0.27
Non-credit-enhanced	41,462	0.15	25,998	0.51
Total	$466,635	0.40	$440,797	0.28
The Multifamily delinquency rate increased to 0.40% at December 31, 2024, primarily driven by an increase in delinquent floating rate loans including small balance loans that are in their floating rate period. As of December 31, 2024, 97% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.
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

FREDDIE MAC | 2024 Form 10-K	67

Management's Discussion and Analysis	Risk Management
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 36 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	December 31,
	2024		2023
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$11,856	—%	$8,823	—%
Mortgage loans held-for-investment:
Held by Freddie Mac	14,589	0.33	9,941	1.21
Held by consolidated trusts	12,125	0.11	4,851	0.27
Other mortgage-related guarantees	2,892	—	2,383	—
Total	$41,462	0.15	$25,998	0.51
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both December 31, 2024 and December 31, 2023. These amounts are included in other assets on our consolidated balance sheets. See Note 3 and Note 6 for additional information on accounting for credit enhancements.
Managing Our Portfolio, Including Loss Mitigation Activities

To help mitigate our potential losses, we generally require sellers to act as the primary servicer for loans they have sold to us, including property monitoring tasks beyond those typically performed by single-family servicers. We typically transfer the role of master servicer in our K Certificate transactions to third parties. Servicers for unsecuritized loans over $250,000 must generally provide us with an assessment of the mortgaged property's financial condition at least annually. We use this assessment and other information to evaluate the credit quality of our mortgage portfolio and to identify potential problem loans. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. We rate servicing performance on a regular basis, and we may conduct on-site reviews to confirm compliance with our standards.
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
Our unsecuritized held-for-investment mortgage loans will generally be used as collateral in a future fully guaranteed securitization. Although we initially retain the credit risk exposure to the mortgage loans underlying these transactions, we expect to transfer a portion of the credit risk using our back-end MCIP and MSCR products where economically sensible.
For loans that remain unsecuritized or underlie our consolidated fully guaranteed securitizations, if they were to become delinquent, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a forbearance plan or a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or reduce our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. While our multifamily loan modification and other loan workout activities have been minimal during the last three years, we have identified an increased number of loans that may require loss mitigation and the amount of modification and other loan workout activities may increase in the future.
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
See Note 15 for additional information about the geographic distribution of our Multifamily mortgage portfolio.
REO Activity
We had four REO properties as of December 31, 2024. We did not have any REO properties as of December 31, 2023.

FREDDIE MAC | 2024 Form 10-K	68

Management's Discussion and Analysis	Risk Management
Natural Disaster and Climate-Related Risk Management

Natural disasters in areas where we own or guarantee mortgage loans expose us to credit risk by damaging properties that secure loans in our mortgage portfolio and by negatively impacting the ability of borrowers to make payments on mortgage loans. We also face climate transition risk, which is the negative financial and economic impact from any potential transition to a lower-carbon economy. Changing policies, coupled with changing market preferences, could affect housing and could result in a significant financial burden to our borrowers. The extent of our transition risk exposure depends on the nature of the policies.
We require all homes underlying single-family mortgages in our portfolio to have homeowners insurance coverage throughout the life of the loan; however, we do not require earthquake insurance. Sellers are required to confirm that adequate homeowners insurance coverage exists at the time the loan is sold to Freddie Mac, and servicers are required to confirm and provide evidence that homeowners insurance is maintained, directly placing coverage when necessary. For homes located in SFHAs, we also require flood insurance coverage. Sellers are required to determine whether homes underlying single-family mortgages are located in an SFHA and, if so, to confirm that flood insurance coverage exists at the time the loan is sold to Freddie Mac. Servicers are also required to confirm and provide evidence that flood insurance on these homes is maintained throughout the life of the loan and is in amounts needed to comply with federal government and Freddie Mac requirements. If a borrower fails to obtain and maintain required flood insurance coverage, servicers must directly place such coverage.
For multifamily mortgages, we also have insurance requirements to address catastrophic risks for properties. Seller/servicers are required to determine whether any buildings at multifamily properties are located in SFHAs and to confirm flood insurance is in place and complies with federal government and Freddie Mac requirements throughout the life of the mortgage. In addition, we require property insurance to cover earthquake damage indicated by results of a seismic risk assessment. Insurance for all relevant perils is required to cover building replacement cost as well as to cover business income rental value. If a multifamily borrower fails to maintain required insurance, servicers must directly place required coverage. We confirm insurance compliance prior to loan purchase during the underwriting process. We also review insurance compliance post-purchase and prior to securitization and require our seller/servicers to report details of insurance compliance annually. Our Multifamily segment uses property surveys, virtual maps, and environmental and property condition reports to identify properties that are potentially at higher risk for natural disasters.
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
The severity and frequency of hazard events, as well as conditions that make these hazard events more likely, could impact the effectiveness of current risk mitigation, as property insurers may have to raise premiums or limit the level of coverage offered, which could affect the availability and affordability of coverage for borrowers. Changes in the insurance market are already observable in certain locations that experience the highest risk of hazard events.
For additional information, see Risk Factors - Credit Risks - We are exposed to increased credit losses and credit-related expenses in the event of a natural disaster or catastrophic event and Operational Risks - Natural disasters could adversely affect our business.
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
In the sections below, we discuss our management of counterparty credit risk for each type of counterparty to which we have significant exposure.

FREDDIE MAC | 2024 Form 10-K	69

Management's Discussion and Analysis	Risk Management
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
In addition, when borrowers do not pay certain other expenses, such as property taxes and homeowner's insurance premiums, our Guide generally requires single-family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from the borrowers. Should the borrower not reinstate the loan, we will reimburse the servicer for the advanced amounts at completion of foreclosure or loan workout activities.
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
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:
■    Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we may require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification, and/or suspend or terminate the selling and servicing relationship, in addition to pursuing other remedies as may be appropriate. As of December 31, 2024 and December 31, 2023, the UPB of loans subject to repurchase requests issued to our single-family sellers and servicers was approximately $0.6 billion and $0.5 billion, respectively. See Note 15 for additional information about loans subject to repurchase requests.
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

FREDDIE MAC | 2024 Form 10-K	70

Management's Discussion and Analysis	Risk Management
These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. We monitor and review the financial stability of our non-depository counterparties. However, if these counterparties experience financial difficulty, we could see a decline in mortgage servicing quality and/or be less likely to recover losses. In 2025, we expect the risk from non-depository counterparties to remain elevated, and possibly increase, due to continuing difficult operating conditions.
The table below summarizes the concentration of our Single-Family mortgage purchases acquired from non-depository sellers.
Table 37 - Single-Family Mortgage Purchases from Non-Depository Sellers

	2024	2023
	% of Purchases	% of Purchases
Top five non-depository sellers	42%	41%
Other non-depository sellers	36	32
Total	78%	73%
The table below summarizes the concentration of non-depository servicers of our Single-Family mortgage portfolio.
Table 38 - Single-Family Mortgage Portfolio Non-Depository Servicers

	December 31, 2024		December 31, 2023
	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans
Top five non-depository servicers	29%	21%	25%	22%
Other non-depository servicers	31	52	32	45
Total	60%	73%	57%	67%
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
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. For the majority of our K Certificate transactions, we utilize one of three large depository institutions as master servicer. However, one of these large depository institutions is in the process of selling their commercial mortgage servicing business (inclusive of the rights to master service certain K Certificate transactions) to a non-depository institution with settlement expected in 2025, subject to customary closing conditions. For our other securitization products and a smaller number of K Certificate securitizations, we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk from this source.
Credit Enhancement Providers

We have exposure to credit enhancement providers through certain credit enhancements we obtain. If any of our credit enhancement providers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancements.
We maintain eligibility standards for mortgage insurers and other insurers and reinsurers. For mortgage insurers, our eligibility requirements include financial requirements determined using a risk-based framework and are designed to promote their ability to provide consistent liquidity throughout the mortgage cycle. Our mortgage insurers are required to submit audited financial information and certify compliance with the PMIERs on an annual basis. Our eligibility requirements also include operational requirements.
During 3Q 2024, Freddie Mac, in coordination with FHFA and in alignment with Fannie Mae, issued updates to the PMIERs. The updates to PMIERs relate to the standards for available assets held by mortgage insurers to pay claims to ensure that these assets are high quality, highly liquid, and readily available when needed. The updated standards differentiate between bonds

FREDDIE MAC | 2024 Form 10-K	71

Management's Discussion and Analysis	Risk Management
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
The table below summarizes our exposure to single-family mortgage insurers as of December 31, 2024. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 39 - Single-Family Primary Mortgage Insurers

	December 31, 2024		December 31, 2023
(In millions)	UPB	Coverage(1)	UPB	Coverage(1)
Radian Guaranty Inc. (Radian)	$116,412	$30,308	$112,487	$28,728
Mortgage Guaranty Insurance Corporation (MGIC)	115,146	30,792	112,184	29,495
Essent Guaranty, Inc.	110,180	29,982	104,847	27,880
Arch Mortgage Insurance Company	109,869	29,086	111,412	29,061
Enact	107,583	28,013	103,495	26,400
National Mortgage Insurance (NMI)	96,762	25,770	90,176	23,603
Others	2,152	494	2,436	571
Total	$658,104	$174,445	$637,037	$165,738
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
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.
Table 40 - Single-Family ACIS Counterparties

	December 31, 2024		December 31, 2023
(In millions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$8,156	50%	$8,311	47%
All other ACIS counterparties	8,318	50	9,336	53
Total	$16,474	100%	$17,647	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of December 31, 2024 and December 31, 2023, our ACIS counterparties posted collateral, which may include cash, U.S. Treasury securities, and agency securities, of $3.7 billion and $4.3 billion, respectively. There is a possibility that, if our ACIS counterparties become insolvent, a third-party involved in the restructure process could cancel a contract or contracts and prevent us from accessing collateral for future claims despite current collateral provisions.

FREDDIE MAC | 2024 Form 10-K	72

Management's Discussion and Analysis	Risk Management
Financial Intermediaries, Clearinghouses, and Other Counterparties

Derivative Counterparties
We use cleared derivatives, exchange-traded derivatives, OTC derivatives, and forward sales and purchase commitments to mitigate risk, and are exposed to the non-performance of each of the related financial intermediaries, clearinghouses, and individual counterparties. Our financial intermediaries and clearinghouse credit exposure relates principally to interest-rate derivative contracts. We maintain internal standards for approving new derivative counterparties, clearinghouses, and clearing members.
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
We also execute forward purchase and sale commitments of mortgage-related securities, that are treated as derivatives for accounting purposes and utilize the MBSD/FICC as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. As of December 31, 2024, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $24 million.
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

FREDDIE MAC | 2024 Form 10-K	73

Management's Discussion and Analysis	Risk Management
The table below compares the gross fair value of our derivative asset positions after counterparty netting with our net exposure to these positions after considering cash and non-cash collateral held.
Table 41 - Derivative Counterparty Credit Exposure

	December 31, 2024
(Dollars in millions)	Number of Counterparties	Fair Value - Gain Positions	Fair Value - Gain Positions, Net of Collateral
OTC interest-rate swap and swaption counterparties (by rating):
AA- or above	2	$368	$22
A+, A, or A-	12	2,086	7
Cleared and exchange-traded derivatives	2	74	136
Total	16	$2,528	$165
Approximately 99% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2024. The remaining exposure was generally due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
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
Fannie Mae

We have counterparty credit risk exposure to Fannie Mae through our ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment to the securities holders. We will be dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default in the event of a payment failure by Fannie Mae. For additional information on commingled resecuritizations and the associated risks, see MD&A - Our Business Segments - Single-

FREDDIE MAC | 2024 Form 10-K	74

Management's Discussion and Analysis	Risk Management
Family and Risk Factors.
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

FREDDIE MAC | 2024 Form 10-K	75

Management's Discussion and Analysis	Risk Management
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
Our interest-rate risk limits as of December 31, 2024 essentially required the duration of our assets to equal the duration of our liabilities, net of derivatives. In accordance with those risk limits, if the amount of our assets increased relative to the amount of our liabilities (i.e., our capital increased), we were required to maintain the duration of our assets equal to the duration of our liabilities by investing the additional net assets in investments with little to no duration (e.g., overnight reverse repurchase agreements), increasing our earnings sensitivity to short-term interest rates. In 1Q 2025, we updated our interest-rate risk limits to allow for longer-term investments, which reduces our earnings sensitivity to changes in short-term interest rates.
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
■    Duration gap - The net effective duration of our overall portfolio of interest-rate sensitive assets and liabilities is expressed

FREDDIE MAC | 2024 Form 10-K	76

Management's Discussion and Analysis	Risk Management
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
Table 42 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	December 31, 2024			December 31, 2023
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	($326)	$3,749	$7,415	($301)	$3,150	$6,229
Guarantees(2)	33	(421)	(769)	34	(369)	(678)
Total assets	(293)	3,328	6,646	(267)	2,781	5,551
Liabilities	(34)	(1,322)	(2,744)	(52)	(1,519)	(3,073)
Derivatives	329	(1,995)	(3,920)	322	(1,274)	(2,547)
Total	$2	$11	($18)	$3	($12)	($69)
PVS	$2	$11	$—	$3	$—	$—
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).

FREDDIE MAC | 2024 Form 10-K	77

Management's Discussion and Analysis	Risk Management
Table 43 - Duration Gap and PVS Results

	Year Ended December 31,
	2024			2023
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$3	$1	—	$3	$2
Minimum	(0.5)	—	—	(0.2)	—	—
Maximum	0.3	10	37	0.3	9	31
Standard deviation	0.1	2	4	0.1	2	6
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
Table 44 - PVS-L Results Before Derivatives and After Derivatives

(In millions)	December 31, 2024	December 31, 2023
PVS-L (50 bps):
Before derivatives	$2,006	$1,261
After derivatives	11	—
Effect of derivatives	(1,995)	(1,261)
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
■    Market spread risk arising from our use of SOFR and Treasury-based instruments in our risk management activities; and
■    Market spread risk arising from the difference in time between when we commit to purchase a mortgage loan through our pipeline path and when we either securitize or hedge the loan. During this time, market spreads can widen, causing losses due to changes in fair value.
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

FREDDIE MAC | 2024 Form 10-K	78

Management's Discussion and Analysis	Risk Management
■    Although the mortgage-related investments portfolio and Single-Family guarantees are the primary sources of interest-rate risk to the company, other core activities also contribute to our interest-rate risk and may be managed differently. We have certain assets that have a relatively short holding period. As a result, we may manage the risk of these assets based on their disposition, while our risk measures use long-term cash flows. Hedging these businesses at times requires additional assumptions concerning risk metrics to accommodate changes in pricing that may not be related to the future cash flow of the assets. This could create a perceived risk exposure as the hedged risk may differ from the modeled risk.
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
GAAP Fair Value Sensitivity to Market Risk

The GAAP accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates and spreads change. We manage this variability of GAAP earnings, which may not reflect the economics of our business, using fair value hedge accounting.
Interest Rate Related GAAP Fair Value Sensitivity

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
GAAP Fair Value Sensitivity to Changes in Interest Rates
We evaluate a range of interest rate scenarios to determine the sensitivity of our earnings due to changes in interest rates and to determine our fair value hedge accounting strategies. The interest rate scenarios evaluated include parallel shifts in the yield curve in which interest rates increase or decrease by 100 bps, non-parallel shifts in the yield curve in which long-term interest rates increase or decrease by 100 bps, and non-parallel shifts in the yield curve in which short-term and medium-term interest rates increase or decrease by 100 bps. This evaluation identifies the net effect on comprehensive income from changes in fair value attributable to changes in interest rates for financial instruments measured at fair value, including the effects of fair value hedge accounting, for each of the identified scenarios. This evaluation does not include the net effect on comprehensive income from interest-rate sensitive items that are not measured at fair value (e.g., amortization of mortgage loan premiums and discounts, changes in fair value of held-for-sale mortgage loans for which we have not elected the fair value option, etc.) or from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities. The before-tax results of this evaluation are shown in the table below.

FREDDIE MAC | 2024 Form 10-K	79

Management's Discussion and Analysis	Risk Management
Table 45 - GAAP Fair Value Sensitivity to Changes in Interest Rates

(In millions)	December 31, 2024	December 31, 2023
Interest rate scenarios(1)
Parallel yield curve shifts:
+100 bps	($16)	($2)
-100 bps	16	2
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	297	177
-100 bps	(297)	(177)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(312)	(179)
-100 bps	312	179
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

FREDDIE MAC | 2024 Form 10-K	80

Management's Discussion and Analysis	Risk Management
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
Cybersecurity Risk

Cybersecurity Risk Management and Strategy
We manage cybersecurity risk using a three lines risk management model and governance structure that is integrated into our enterprise-wide Risk Framework with oversight by the Board of Directors and its committees and senior management positions, including our EVP – EO&T and Chief Information Security Officer (who reports to our EVP – EO&T). For additional information on our enterprise Risk Framework, see Risk Management – Overview, Risk Management – Enterprise Risk Framework, and Risk Management – Enterprise Risk Governance Structure. Our cybersecurity program continues to evolve based on the changing needs of our business, the evolving threat landscape, and the evolving legal and regulatory requirements.
Our cybersecurity program is designed to implement a defense in depth strategy. This approach employs overlapping layers of protection at the perimeter, network, platform, application, and data levels with security incident response and identity lifecycle management employed at all levels. This strategy is designed so that if one safeguard fails then additional layers are in place to prevent, detect or mitigate risks from cybersecurity threats. Our key capabilities include solutions designed to protect our perimeter and network, manage our authentication and access, scan to identify vulnerabilities, monitor and respond to suspicious activity and protect our most sensitive data. We validate our capabilities according to the Risk Framework and use third-party vendors and service providers to help enhance our cybersecurity capabilities and to assist us with cybersecurity program assessments and testing. Our cybersecurity program is also designed to align with the National Institute of Standards and Technology 800-53 moderate baseline control framework.
We exercise due diligence over our third parties and service providers, including risk assessments and contractual expectations. However, our control over the security posture of our third-party vendors and service providers and their supply chain connections is limited.
Material Effects from Cybersecurity Incidents
Our operations rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information (including personal information) in our systems and networks. We also rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information (including personal information) in the systems and networks of our customers and third parties, including suppliers, sellers and

FREDDIE MAC | 2024 Form 10-K	81

Management's Discussion and Analysis	Risk Management
servicers, financial market utilities, and other third parties. Cybersecurity risks for companies like ours continue to increase. Like many companies and government entities, from time to time we have been, and expect to continue to be, the target of attempted cybersecurity incidents and other information security threats, including those from nation-state and nation-state supported actors. With respect to third parties, there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the systems, networks, and other technology assets owned or controlled by our third parties.
To date, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company, including our business strategy, results of operations, or financial condition. However, there is no assurance that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.
For additional information, see Risk Factors - Operational Risks - Cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cybersecurity incidents and other unauthorized access, disclosure, and disruption.
Cybersecurity Governance
The Board of Directors and two of its committees, the Operations and Technology and Risk Committees, oversee the company's information and cybersecurity operations and risks from cybersecurity threats by receiving periodic reports from our EVP – EO&T, the Chief Information Security Officer, and other members of management.
Management
Our management is responsible for assessing and managing cybersecurity risks by establishing and maintaining processes and programs designed to prevent, detect, respond to, and mitigate potential cybersecurity risks. Senior management is regularly informed by our cybersecurity personnel on cybersecurity matters. Our management also engages in periodic cybersecurity exercises and internal cybersecurity incident simulations, including tabletop exercises relating to cyberattacks, ransomware, and other security events. Escalation of specific incidents from our cybersecurity personnel to senior management follow written, risk-based procedures. Our management periodically reports to the Board of Directors, and its committees. These reports include information regarding management's ongoing efforts to manage cybersecurity risk and the steps management has taken towards addressing and mitigating the evolving cybersecurity threat environment. Management discusses cybersecurity developments with the Chairs of the Operations and Technology Committee and the Risk Committee and other Board members between Board and committee meetings, as necessary. Our cybersecurity personnel, and those senior managers who oversee them, including our EVP – EO&T and Chief Information Security Officer, possess demonstrated expertise with cybersecurity matters. For example, our Chief Information Security Officer and members of the Chief Information Security Officer’s leadership team have, on average, over 15 years of work experience in information security or cybersecurity fields and achieved such professional certifications as Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Factor Analysis of Information Risk (FAIR). For additional information on the background of our EVP - EO&T, see Directors, Corporate Governance, and Executive Officers - Executive Officers.
Board of Directors
As discussed above, the Operations and Technology Committee and Risk Committee are the committees of the Board of Directors that oversee our cybersecurity risks. Members of the Board of Directors also receive reports from management regarding certain internal and industry-wide trends and exercises relating to these matters to assist with their oversight responsibilities. The company has written, risk-based procedures to escalate information regarding certain cybersecurity incidents to the appropriate Board members in a timely fashion. Board members have also participated in cybersecurity training exercises. Additionally, certain Board members are informed of, and have an opportunity to provide feedback on management's internal cybersecurity incident simulations referenced above. The Board of Directors and its committees also have authority, as they deem appropriate, to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology and cybersecurity experts, and oversee the company's information security program. See Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information for additional information on the Board of Directors' committees.
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

FREDDIE MAC | 2024 Form 10-K	82

Management's Discussion and Analysis	Risk Management
operational risk. We closely monitor third parties with which we do business that we deem to be critical to our operations; however, our control over their security posture remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the operational risk profile associated with such third parties.
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
Model Risk

Model risk is the potential for adverse consequences from incorrect or insufficient data inputs and model errors or decisions based on the incorrect use or application of model outputs. Models, in general, face significant challenges in accurately forecasting key inputs into our financial projections. These can include, but are not limited to, projections of mortgage rates, house prices, credit defaults, yields, and prepayments. In response, we are managing this risk by closely monitoring model performance and applying model overlays/adjustments when deemed appropriate. These model overlays/adjustments will be driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy changes. These model overlays/adjustments incorporate subjectivity and may be based upon judgment. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our consolidated financial statements.
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
Effectiveness of Our Disclosure Controls and Procedures
Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. As of that date, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see Controls and Procedures.

FREDDIE MAC | 2024 Form 10-K	83

Management's Discussion and Analysis	Liquidity and Capital Resources
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
We are required to comply with minimum short-, medium-, and long-term liquidity requirements established by FHFA. These requirements are based on cash flows needed under a stressed scenario that assumes, among other things, that for short- and medium-term debt, we may not have access to funding from the market for an extended period of time and therefore must fund our cash needs utilizing certain assets in our portfolio.
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

FREDDIE MAC | 2024 Form 10-K	84

Management's Discussion and Analysis	Liquidity and Capital Resources
debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. Although we seek to maintain sufficient intraday liquidity to fund our activities through the Federal Reserve's payment system, we have limited access to cash once the debt markets are closed for the day. Insufficient cash may cause our account to be overdrawn, potentially resulting in delayed payments on our securities, penalties, and reputational harm.
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
Table 46 - Liquidity Sources

(In millions)	December 31, 2024(1)	December 31, 2023(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$134,405	$124,098	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage-Related Investments Portfolio	24,144	24,469	The portion of our mortgage-related securities that can be pledged or sold for liquidity purposes. The amount of cash we may be able to raise from these activities may be substantially less than the balance.
(1)Represents carrying value for the liquidity and contingency operating portfolio, included within our other investments portfolio, and UPB for the portion of our mortgage-related securities that can be pledged as collateral or sold for liquidity purposes.
Other Investments Portfolio

Our other investments portfolio is important to our cash flow, collateral management, asset and liability management, and ability to provide liquidity and stability to the mortgage market.
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $5.1 billion as of both December 31, 2024 and December 31, 2023. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for additional information about our other investments portfolio.

FREDDIE MAC | 2024 Form 10-K	85

Management's Discussion and Analysis	Liquidity and Capital Resources
Mortgage-Related Investments Portfolio

We invest principally in mortgage-related investments, certain categories of which are largely unencumbered. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. See MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio for additional information about our mortgage loans and mortgage-related securities.
In addition, we hold certain single-family loans and multifamily loans that could be securitized and would then be available for sale or for use as collateral for repurchase agreements. Due to the size of our portfolio of mortgage-related assets, the amount of mortgage-related assets that we may successfully sell or borrow against in the event of a liquidity crisis or significant market disruption may be substantially less than the amount of mortgage-related assets we hold. There would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to sell or borrow against these assets.
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
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 47 - Funding Sources

(In millions)	December 31, 2024(1)	December 31, 2023(1)	Description
Debt of Freddie Mac	$182,008	$166,419	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,122,941	3,041,927	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
■    Reference Notes® securities - Reference Notes securities are non-callable fixed-rate securities, which we generally issue with original maturities greater than or equal to one year.
As of December 31, 2024, our aggregate indebtedness, calculated as the par value of debt of Freddie Mac, was $187.7 billion, which was below the $270.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness to meet our funding needs is constrained by the debt cap limit. We disclose the amount of our indebtedness on this basis monthly under the caption "Indebtedness Pursuant to the Purchase Agreement - Total Debt Outstanding" in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/financials/monthly-volume-summaries.html.

FREDDIE MAC | 2024 Form 10-K	86

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 48 - Debt of Freddie Mac Activity

	Year Ended December 31,
	2024		2023
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$6,032	5.39%	$7,716	3.49%
Issuances	100,593	5.13	93,794	4.50
Repayments	—	—	—	—
Maturities	(91,909)	5.23	(95,478)	4.33
Total short-term debt	14,716	4.59	6,032	5.39

Long-term:
Beginning balance	168,009	3.31	170,363	2.22
Issuances	107,453	5.18	53,078	5.52
Repayments	(72,972)	5.57	(13,743)	5.57
Maturities	(29,547)	2.49	(41,690)	2.52
Total long-term debt	172,943	3.65	168,008	3.31
Total debt of Freddie Mac, net	$187,659	3.73%	$174,040	3.38%
(1)Average rate is weighted based on par value.
Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2024, $75.1 billion of the outstanding $113.9 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.

FREDDIE MAC | 2024 Form 10-K	87

Management's Discussion and Analysis	Liquidity and Capital Resources
Maturity and Redemption Dates
The following table presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 49 - Maturity and Redemption Dates

	As of December 31, 2024		As of December 31, 2023
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$62,951	$138,053	$47,276	$144,232
1 year through 2 years	45,007	36,281	61,187	15,249
2 years through 3 years	20,068	370	15,645	447
3 years through 4 years	8,307	345	12,530	305
4 years through 5 years	28,579	2,055	10,947	345
Thereafter	21,423	9,231	24,278	11,285
STACR and SCR debt(2)	1,324	1,324	2,177	2,177
Total debt of Freddie Mac	$187,659	$187,659	$174,040	$174,040
(1)As of December 31, 2024 and December 31, 2023, excludes $8.2 billion and $10.2 billion, respectively, of payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our consolidated balance sheets.
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
At December 31, 2024, our estimated net exposure to this type of debt (including the amounts that are due to Freddie Mac for debt of consolidated trusts that we purchased) is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 6 for details on our allowance for credit losses.
The table below shows the issuance and extinguishment activity for the debt of our consolidated trusts.
Table 50 - Debt of Consolidated Trusts Activity

	Year Ended December 31,
(In millions)	2024	2023
Beginning balance	$2,999,893	$2,929,567
Issuances	483,680	423,303
Repayments and extinguishments	(397,592)	(352,977)
Ending balance	3,085,981	2,999,893
Unamortized premiums and discounts	36,960	42,034
Debt of consolidated trusts	$3,122,941	$3,041,927

FREDDIE MAC | 2024 Form 10-K	88

Management's Discussion and Analysis	Liquidity and Capital Resources
Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, may be affected by our credit ratings. The table below indicates our credit ratings as of January 31, 2025.
Table 51 - Freddie Mac Credit Ratings

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
We also have contractual obligations associated with our commitments to purchase loans and mortgage-related securities from third parties, most of which are accounted for as derivatives, as well as certain other off-balance sheet obligations that are legally binding and enforceable, including guarantees, unfunded lending arrangements, and obligations to advance funds upon the occurrence of certain events. See Off-Balance Sheet Arrangements for additional information on the potential effects of our off-balance sheet obligations on our liquidity and capital resources.
The amount and timing of payments due related to debt of Freddie Mac are discussed in Primary Sources of Funding. Most of our purchase commitments are scheduled to occur within the next 12 months. The amount and timing of certain other of our contractual obligations are uncertain, including future payments of principal and interest related to debt of consolidated trusts held by third parties, STACR and MSCR transactions, cash settlements on derivative agreements not yet accrued, guarantee payments, and commitments to advance funds under certain off-balance sheet arrangements.
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

FREDDIE MAC | 2024 Form 10-K	89

Management's Discussion and Analysis	Liquidity and Capital Resources
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
In addition, in connection with certain of our multifamily other mortgage-related guarantee arrangements and other securitization products, we have provided commitments to advance funds, commonly referred to as "liquidity guarantees." These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2024 and December 31, 2023, there were no liquidity guarantee advances outstanding. See Note 5 and Note 9 for additional information on our commitments.
Cash Flows

■     2024 vs. 2023 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased slightly from $6.0 billion as of December 31, 2023 to $5.5 billion as of December 31, 2024.
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
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. We entered into the Purchase Agreement with Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding in certain conditions to eliminate deficits in our net worth. Our ability to obtain equity funding from Treasury pursuant to its commitment under the Purchase Agreement has enabled us to avoid being placed into receivership by FHFA and maintain the confidence of the debt markets as having very high-quality credit, upon which our business model is dependent. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2024, which will be reduced by any future draws.
Pursuant to the Purchase Agreement, we will not have a dividend requirement to Treasury on the senior preferred stock until our Net Worth Amount exceeds the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. Based on our Net Worth Amount of $59.6 billion as of December 31, 2024, no dividend is payable to Treasury for the quarter ended December 31, 2024. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference on the senior preferred stock. Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of December 31, 2024.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $129.0 billion as of December 31, 2024. The aggregate liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. In addition, to the extent that we draw additional funds in the future, the aggregate liquidation preference will increase by the amount of those draws. For additional information on the Purchase Agreement, warrant and senior preferred stock, including our dividend requirement on the senior preferred stock and the commitment fee to be paid to Treasury after the Capital Reserve End Date, see MD&A - Conservatorship and Related Matters, Note 2, and Note 11.

FREDDIE MAC | 2024 Form 10-K	90

Management's Discussion and Analysis	Liquidity and Capital Resources
The table below presents activity related to our net worth.
Table 52 - Net Worth Activity

	Year Ended December 31,
(In millions)	2024	2023	2022
Beginning balance, January 1	$47,722	$37,018	$28,033
Comprehensive income	11,853	10,704	8,985
Capital draws from Treasury	—	—	—
Senior preferred stock dividends declared	—	—	—
Total equity / net worth	$59,575	$47,722	$37,018

Remaining Treasury funding commitment	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	129,038	117,309	107,878
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
■ The stability capital buffer is tailored to the risk that our default or other financial distress could pose to the liquidity, efficiency, competitiveness, or resiliency of national housing finance markets. The stability capital buffer is based on our share of residential mortgage debt outstanding. As of December 31, 2024, our stability capital buffer was 0.75% of ATA.
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

FREDDIE MAC | 2024 Form 10-K	91

Management's Discussion and Analysis	Liquidity and Capital Resources
and discretionary bonus payments tied to executive compensation, we also must maintain Tier 1 capital that exceeds the leverage capital requirements by at least the amount of the PLBA. The PLBA is equal to 50% of our stability capital buffer.
Oversight, Governance, and Reporting
Our capital management is governed by policies, standards, and procedures. The Capital Committee, composed primarily of executive officers across the various divisions (including the CFO, CRO, and heads of business), provides governance across overall capital management. In addition, ERM and Internal Audit conduct independent assessments of capital management and implementation. These assessments are intended to help ensure that our capital execution, assessment, and monitoring are consistent and in compliance with the ERCF.
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
Capital Metrics
The table below presents the components of our regulatory capital.
Table 53 - Regulatory Capital Components

(In millions)	December 31, 2024	December 31, 2023
Total equity	$59,575	$47,722
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(27,182)	(39,035)
Less: deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	5,123	4,108
Common equity Tier 1 capital	(32,305)	(43,143)
Add: Preferred stock	14,109	14,109
Tier 1 capital	(18,196)	(29,034)
Tier 2 capital adjustments	—	—
Adjusted total capital	($18,196)	($29,034)
The table below presents the components of our statutory capital.
Table 54 - Statutory Capital Components

(In millions)	December 31, 2024	December 31, 2023
Total equity	$59,575	$47,722
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	(27)	(22)
Core capital	(13,046)	(24,904)
General allowance for foreclosure losses(1)	7,239	6,849
Total statutory capital	($5,807)	($18,055)
(1)Represents our allowance for credit losses.

FREDDIE MAC | 2024 Form 10-K	92

Management's Discussion and Analysis	Liquidity and Capital Resources
The table below presents our capital metrics under the ERCF.
Table 55 - Capital Metrics Under ERCF

(In billions)		December 31, 2024			December 31, 2023
Adjusted total assets		$3,817			$3,775
Risk-weighted assets (standardized approach):
Credit risk		988			884
Market risk		58			54
Operational risk		72			71
Total risk-weighted assets		$1,118			$1,009

(In billions)		December 31, 2024			December 31, 2023
Stress capital buffer		$28			$28
Stability capital buffer		29			23
Countercyclical capital buffer amount		—			—
PCCBA		$57			$51
PLBA		$14			$11

	December 31, 2024
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital (statutory)	$89	N/A	$89	($6)	($95)
CET1 capital	50	$57	107	(32)	(139)
Tier 1 capital	67	57	124	(18)	(142)
Adjusted total capital	89	57	146	(18)	(164)
Risk-based capital ratios(2):
Total capital (statutory)	8.0%	N/A	8.0%	(0.5)%	(8.5)%
CET1 capital	4.5	5.1%	9.6	(2.9)	(12.5)
Tier 1 capital	6.0	5.1	11.1	(1.6)	(12.7)
Adjusted total capital	8.0	5.1	13.1	(1.6)	(14.7)
Leverage capital amounts:
Core capital (statutory)	$95	N/A	$95	($13)	($108)
Tier 1 capital	95	$14	109	(18)	(127)
Leverage capital ratios(3):
Core capital (statutory)	2.5%	N/A	2.5%	(0.3)%	(2.8)%
Tier 1 capital	2.5	0.4%	2.9	(0.5)	(3.4)

FREDDIE MAC | 2024 Form 10-K	93

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2023
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$81	N/A	$81	($18)	($99)
CET1 capital	45	$51	96	(43)	(139)
Tier 1 capital	60	51	111	(29)	(140)
Adjusted total capital	81	51	132	(29)	(161)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(1.8)%	(9.8)%
CET1 capital	4.5	5.0%	9.5	(4.3)	(13.8)
Tier 1 capital	6.0	5.0	11.0	(2.9)	(13.9)
Adjusted total capital	8.0	5.0	13.0	(2.9)	(15.9)
Leverage capital amounts:
Core capital	$95	N/A	$95	($25)	($120)
Tier 1 capital	95	$11	106	(29)	(135)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.7)%	(3.2)%
Tier 1 capital	2.5	0.3%	2.8	(0.8)	(3.6)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At December 31, 2024, our maximum payout ratio under the ERCF was 0.0%, which applies to limit our capital distributions and discretionary bonus payments discussed under the risk-based and leverage capital requirements.

FREDDIE MAC | 2024 Form 10-K	94

Management's Discussion and Analysis	Conservatorship and Related Matters
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
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheets for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock and will reduce the amount of available funding remaining. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement, with the majority of these draws occurring from 2008 to 2011. In addition, increases in our Net Worth Amount since December 2017 have been, and will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock will continue to be increased at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. As of December 31, 2024, the aggregate liquidation preference of the senior preferred stock was $129.0 billion, and the amount of available funding remaining under the Purchase Agreement was $140.2 billion, which will be reduced by any future draws.
For additional information on the Purchase Agreement, warrant, and senior preferred stock, see Note 2.
The Purchase Agreement and warrant contain covenants that significantly restrict our business and capital activities. For example, the Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

FREDDIE MAC | 2024 Form 10-K	95

Management's Discussion and Analysis	Conservatorship and Related Matters
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
The Purchase Agreement also places limits on our mortgage-related investments portfolio, indebtedness, secondary market activities, and single-family loan acquisitions, as described below. For additional information on the Purchase Agreement covenants, see Note 2, and for related risks, see Risk Factors - Conservatorship and Related Matters.
Limits on Our Mortgage-Related Investments Portfolio and Indebtedness
Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and other limitations imposed by FHFA:
■    The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum of $225 billion. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio was $123.5 billion as of December 31, 2024, including $22.5 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2024.
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
■    Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement decreased to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. As of December 31, 2024, our aggregate indebtedness for purposes of the debt cap was $187.7 billion.
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
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we were required to implement a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;
–Expressly exempt from the CFPB’s ability-to-repay requirements;
–Secured by an investment property;
–A refinancing with streamlined underwriting for high LTV ratios;

FREDDIE MAC | 2024 Form 10-K	96

Management's Discussion and Analysis	Conservatorship and Related Matters
–A loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or
–Secured by manufactured housing.
We will continue to manage these activities in accordance with our risk limits and limitations imposed by FHFA.
Limits on Our Multifamily Loan Purchase Activity
The amount and type of multifamily loans that we purchase are influenced by the loan purchase cap established by FHFA for our multifamily business. In November 2024, FHFA announced that the 2025 loan purchase cap for the multifamily business will be $73 billion, up from $70 billion in 2024. FHFA will continue to require at least 50% of the Multifamily new business activity to be mission-driven, affordable housing. For 2025, loans classified as supporting workforce housing properties will be exempt from the volume caps. FHFA will continue to monitor the multifamily mortgage market and may increase the multifamily caps if necessary to support liquidity in the market. However, if FHFA determines the actual size of the market is smaller than was initially projected, FHFA will not reduce the caps.
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
In January 2024, FHFA released the 2024 Conservatorship Scorecard. The purpose of this Scorecard is to hold the Enterprises and CSS accountable for fulfilling their core mission requirements by promoting sustainable and equitable access to affordable housing and operating in a safe and sound manner. For additional information on the 2024 Conservatorship Scorecard, see Executive Compensation - CD&A - Determination of 2024 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Conservatorship Scorecard Performance.
On January 31, 2025, FHFA released an updated 2025 Conservatorship Scorecard. Each year, FHFA releases an annual Scorecard to communicate and provide public awareness of its priorities and expectations for the Enterprises and CSS. For additional information on the 2025 Conservatorship Scorecard, see our Current Report on Form 8-K filed on December 26, 2024, as amended by our Current Report on Form 8-K/A filed on February 5, 2025.
For additional information on the conservatorship and related matters, see MD&A - Regulation and Supervision, Risk Factors - Conservatorship and Related Matters, Note 2, Note 11, and Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information - Authority of the Board of Directors and Board Committees.
Pilot Transparency Framework
FHFA has created a pilot transparency framework for the Enterprises. This framework requires Freddie Mac and Fannie Mae to publish and maintain a list of pilots and test-and-learn activities on their public websites.

FREDDIE MAC | 2024 Form 10-K	97

Management's Discussion and Analysis	Regulation and Supervision
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
In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, consistent with the GSE Act and the Purchase Agreement, to the extent applicable by law. For additional information, see our Current Report on Form 8-K filed on January 8, 2025. The statutory grounds for discretionary appointment of a receiver include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; undercapitalization and no reasonable prospect of becoming adequately capitalized; the likelihood of losses that will deplete substantially all of our capital; or by consent.
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

FREDDIE MAC | 2024 Form 10-K	98

Management's Discussion and Analysis	Regulation and Supervision
■ Would succeed to Freddie Mac's Charter and thereafter operate in accordance with and subject to such Charter;
■ Would assume, acquire, or succeed to our assets and liabilities to the extent that such assets and liabilities are transferred by FHFA to the LLRE; and
■ Would not be permitted to assume, acquire, or succeed to any of our obligations to shareholders.
Placement into receivership would likely have a material adverse effect on holders of our common stock and preferred stock, and could have a material adverse effect on holders of our debt securities and Freddie Mac mortgage-related securities. Should we be placed into receivership, different assumptions may be required to determine the carrying value of our assets, which could lead to substantially different financial results. For additional information on the risks to our business relating to receivership and uncertainties regarding the future of our business, see Risk Factors - Conservatorship and Related Matters.
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
The ERCF establishes capital requirements for the Enterprises and includes requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators' regulatory capital framework. The rule includes leverage-based and risk-based requirements, which together determine the requirements for each tier of capital. The rule also includes a requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored. Pursuant to the rule, we publish quarterly capital reports on our public website.
Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance. In general, the compliance date for the regulatory capital requirements in the ERCF will be the later of the date of termination of our conservatorship and any compliance date provided in a consent order or other transition order. The compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF’s advanced approaches for measuring risk-weighted assets, the compliance date is January 1, 2028, or any later compliance date specified by FHFA. Further, prior to January 2, 2025, the Purchase Agreement included a covenant requiring us to comply with the ERCF as published in December 2020, disregarding any subsequent amendment or other modifications to the final rule. Consistent with FHFA instruction, we are reporting our regulatory capital requirements under the ERCF as subsequently amended by FHFA. Therefore, we were not in compliance with this Purchase Agreement covenant. FHFA has acknowledged this noncompliance. Effective January 2, 2025, the Purchase Agreement requires us to comply with the ERCF as amended from time to time.
In 2023, FHFA amended the ERCF to modify certain provisions related to guarantees on commingled securities, multifamily mortgage exposures secured by properties with government subsidies, and derivatives and cleared transactions, among other modifications. The provisions related to derivatives and cleared transactions will be effective January 1, 2026; the other provisions of the 2023 amendments became effective in April 2024. In addition, the amendments also extended the compliance date for the advanced approaches from January 1, 2025 to January 1, 2028.
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

FREDDIE MAC | 2024 Form 10-K	99

Management's Discussion and Analysis	Regulation and Supervision
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
Upon the pilot’s conclusion, FHFA will analyze the data on Freddie Mac’s purchases of second-lien mortgages to determine whether the objectives of the pilot were met. FHFA has determined that any increase to the volume or extension of the duration of the pilot, or conversion of the pilot to a programmatic activity, would be treated as a new product that is subject to public notice and comment and FHFA approval. Any subsequent approval would be informed by the preliminary results of the pilot.
Enterprise Fair Lending and Fair Housing Compliance

In April 2024, FHFA published a final rule to provide FHFA's supervisory expectations and guidance to Freddie Mac and Fannie Mae on fair lending and fair housing compliance, which became effective in July 2024. FHFA considers ensuring Enterprise compliance with fair lending laws part of FHFA's obligation to further the purposes of the Fair Housing Act in its program of regulatory and supervisory oversight of the Enterprises and its responsibility to ensure that the Enterprises comply with applicable laws.
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
FHFA housing goals applicable to our 2024 purchases consist of four goals and two subgoals for single-family owner-occupied housing, two multifamily affordable housing goals, and one multifamily affordable housing subgoal. The single-family goals are expressed as a percentage of the total number of eligible loans underlying our total single-family loan purchases, and the multifamily goals are expressed as a percentage of units financed.
We may achieve a single-family or multifamily housing goal by meeting or exceeding the FHFA benchmark level for that goal (Benchmark Level). We also may achieve a single-family goal by meeting or exceeding the actual share of the market that meets the criteria for that goal (Market Level).
If the Director of FHFA finds that we failed (or there is a substantial probability that we will fail) to meet a housing goal and that

FREDDIE MAC | 2024 Form 10-K	100

Management's Discussion and Analysis	Regulation and Supervision
achievement of the housing goal was or is feasible, the Director may require the submission of a housing plan that describes the actions we will take to achieve the unmet goal. FHFA has the authority to take actions against us if we fail to submit a required housing plan, submit an unacceptable plan, fail to comply with a plan approved by FHFA, or fail to submit certain mortgage purchase data, information or reports as required by law. See Risk Factors - Legal and Compliance Risks - We may not achieve our housing goals, Duty to Serve, and equitable housing finance requirements, and we also may make certain changes to our business in an attempt to meet these goals and requirements, both of which may expose us to additional legal and compliance risk, damage our reputation, and adversely affect our business, financial condition, and results of operations.
Affordable Housing Goals Results

In October 2024, FHFA informed us that, for 2023, we achieved all six of our single-family housing goals and subgoals, and all three of our multifamily goals and subgoals. Our performance on the goals, as determined by FHFA, is set forth in the table below.
Table 56 - 2023 and 2022 Affordable Housing Goals Results

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
Affordable Housing Goals for 2025-2027

In December 2024, FHFA issued a final rule that establishes new affordable housing goals for the loan purchases of Freddie Mac and Fannie Mae over the next three years. The final rule also establishes new “measurement buffers” to help determine if an Enterprise that misses certain single-family housing goals during the 2025–2027 cycle must develop a housing plan (which is an action plan to demonstrate how it will improve its performance). A housing plan may be required if the Enterprise fails to meet a single-family housing goal and the gap between the Enterprise’s performance and the market level for that goal is greater than the measurement buffers provided in the final rule.
Our current and 2025-2027 affordable housing goal benchmark levels are set forth below.

FREDDIE MAC | 2024 Form 10-K	101

Management's Discussion and Analysis	Regulation and Supervision
Table 57 - Current and 2025-2027 Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Benchmark Levels for 2024	Benchmark Levels for 2025-2027
Single-Family:
Low-income home purchase goal	28%	25%
Very low-income home purchase goal	7	6
Low-income areas home purchase goal(1)	19	TBD
Minority census tracts home purchase subgoal	10	12
Low-income census tracts home purchase subgoal	4	4
Low-income refinance goal	26	26
Multifamily (percentage of overall qualified units):
Low-income goal	61%	61%
Very low-income goal	12	14
Low-income small multifamily (5-50 units) subgoal	2.5	2
(1)The low-income areas home purchase goal benchmark level is the sum of (1) the minority census tracts home purchase subgoal, (2) the low-income census tracts home purchase subgoal, and (3) a disaster areas increment set in accordance with existing practice. Each year, FHFA notifies Freddie Mac by letter of the disaster areas increment for that year only. The disaster areas increment for 2024 was set at 5%.
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
Freddie Mac is currently operating under an underserved markets plan for 2025-2027. In 2024, FHFA evaluated Freddie Mac and Fannie Mae’s 2023 Duty to Serve performance under their respective Plans and determined that each Enterprise complied with its Duty to Serve requirements in all three underserved markets. For 2023, FHFA assigned Freddie Mac a rating of Low Satisfactory for its activities in the affordable housing preservation market, a rating of Low Satisfactory for its activities in the manufactured housing market, and a rating of Low Satisfactory for its activities in the rural housing market.
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
During 2024, we completed $0.4 trillion of new business purchases subject to this requirement and accrued $173 million of related expense, of which $112 million is related to the Housing Trust Fund administered by HUD and $61 million is related to the Capital Magnet Fund administered by Treasury. We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase.
Equitable Housing Finance Plan

In December 2024, FHFA announced the public release of the Enterprises’ Equitable Housing Finance Plans for 2025-2027. The 2025-2027 plan activities are intended to identify and address barriers experienced by renters, aspiring homeowners, and current homeowners – particularly in traditionally underserved minority communities, including using SPCPs to originate loans. The plan activities are updated annually.
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

FREDDIE MAC | 2024 Form 10-K	102

Management's Discussion and Analysis	Regulation and Supervision
Investments Portfolio and Indebtedness for additional information.
Multifamily Tenant Protections

In July 2024, FHFA announced a set of required tenant protections, also known as minimum residential lease standards, for multifamily properties financed by the Enterprises. Covered housing providers will be required to provide tenants with the following:
■    30-day written notice of a rent increase;
■    30-day written notice of a lease's scheduled expiration; and
■    5-day grace period for late rent payments.
Freddie Mac will monitor and enforce these tenant protections, and failure to comply could result in the exercise of remedies under the applicable loan documents.
These protections will apply to properties for which new loan applications are signed on or after the policy effective date, February 28, 2025. Freddie Mac published a detailed description of the tenant protection policy on its website on August 28, 2024.
Quality Control Standards for Automated Valuation Models

In August 2024, six federal regulatory agencies, including FHFA, published a final rule, pursuant to the Dodd-Frank Act, designed to help ensure the credibility and integrity of models used in valuations for certain mortgages secured by a consumer’s principal dwelling. In particular, the rule will implement quality control standards for AVMs used by mortgage originators and secondary market issuers in valuing those homes.
Under the final rule, the agencies will require institutions that engage in certain transactions secured by a consumer’s principal dwelling to adopt policies, practices, procedures, and control systems designed to ensure a high level of confidence in estimates produced by AVMs; protect against data manipulation; seek to avoid conflicts of interest; require random sample testing and reviews; and comply with nondiscrimination laws. The rule takes effect on October 1, 2025.
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
In February 2024 after a public engagement process on the initiative, FHFA announced further updates to the implementation of new credit score requirements for single-family loans acquired by the Enterprises.
In July 2024, FHFA announced the publication of historical VantageScore 4.0 credit scores on loans acquired by the Enterprises during the 10-year period from April 1, 2013 to March 31, 2023, to support the implementation of Freddie Mac and Fannie Mae’s updated credit score and credit reporting requirements. FHFA and the Enterprises will continue to work towards providing similar data to support the transition to the FICO 10T model, contingent upon achieving the necessary conditions for acquisition and publication of this data.
On January 16, 2025, FHFA and the Enterprises announced an update to the credit score models and reports initiative to revise the implementation date from the fourth quarter of 2025 to a to-be-determined date for the Enterprises to incorporate the new credit score model requirements into mortgage processes and implement optional bi-merge credit reports.
Policies on Appraisals, Loan Repurchase Alternatives, and Pricing Notifications

On October 28, 2024, FHFA announced updates to several Freddie Mac and Fannie Mae policies that are intended to enhance efficiencies and promote cost savings in the single-family mortgage market. These policy updates cover the following key areas:
■    Expanded eligibility for appraisal waivers on purchase loans from 80% to 90% maximum LTV ratio;
■    Expanded eligibility for appraisal waivers with a property data report from 80% to program limits (e.g., 97% for Home Possible loans);
■    Expanded UAD to include FHA data;
■     Expanded eligibility for Freddie Mac performing loan repurchase alternative pilot; and
■    60 days advance notice of Enterprise pricing increases greater than 1 basis point.

FREDDIE MAC | 2024 Form 10-K	103

Management's Discussion and Analysis	Regulation and Supervision
January 2025 Letter Agreement and the Purchase Agreement

The January 2025 Letter Agreement amended the Purchase Agreement to remove certain provisions that generally limited Freddie Mac’s ability to acquire certain types of mortgage loans. These provisions had been suspended since September 2021. The removed provisions include the limitations on: acquiring for cash from any single seller in a year single-family mortgage loans with an aggregated principal balance in excess of $1.5 billion; the acquisition of certain loans with more than one higher-risk characteristic; and the acquisition of loans secured by investment properties or second homes.
The January 2025 Letter Agreement also removes the multifamily loan purchase cap and the requirement that a certain percentage of multifamily loan acquisitions are classified as mission-driven pursuant to FHFA’s guidelines. However, the multifamily loan purchase cap established annually by FHFA and included in the Conservatorship Scorecard remains in effect.
The January 2025 Letter Agreement also removes a provision in the Purchase Agreement that required compliance with the ERCF as published in December 2020, regardless of subsequent amendments to the ERCF. The January 2025 Letter Agreement requires that Freddie Mac comply with the ERCF as it is amended from time to time.
Finally, the January 2025 Letter Agreement and the Purchase Agreement place limits on our ability to exit from conservatorship. For additional information on the January 2025 Letter Agreement, see our Current Report on Form 8-K filed on January 8, 2025.
Department of Housing and Urban Development
HUD has regulatory authority over Freddie Mac with respect to fair lending. All aspects of the credit or housing-related business practices of Freddie Mac are potentially subject to federal anti-discrimination laws, as well as state and local fair housing and fair lending statutes. In addition, the GSE Act prohibits discriminatory practices in our loan purchase activities, requires us to submit data to HUD to assist in its fair lending investigations of primary market lenders with which we do business, and requires us to undertake remedial actions against such lenders found to have engaged in discriminatory lending practices. HUD may impose fines for noncompliance. HUD periodically reviews and comments on our underwriting and appraisal guidelines for consistency with the Fair Housing Act and the anti-discrimination provisions of the GSE Act.
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
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services. The CFPB has adopted a number of final rules relating to loan origination, finance, and servicing practices. These rules include an ability-to-repay rule, which requires loan originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. The ability-to-repay rule applies to most loans acquired by Freddie Mac, and for loans covered by the rule, FHFA has directed us to limit our single-family acquisitions to those that generally would constitute qualified mortgages under that rule. CFPB or FHFA may impose fines for noncompliance with these requirements.
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

FREDDIE MAC | 2024 Form 10-K	104

Management's Discussion and Analysis	Regulation and Supervision
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

FREDDIE MAC | 2024 Form 10-K	105

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 58 - Forecasted House Price Growth Rates

	December 31, 2024	December 31, 2023
12-Month Forward	2.7%	2.8%
13- to 24-Month Forward	3.3	2.0
The sensitivity of our allowance for credit losses to house price growth rates changes over time depending on current and forecasted economic conditions and the current characteristics of our portfolio. To assess the sensitivity of our allowance for credit loss estimates to forecasted house price growth rates for the current period end, we compared the estimates under the above December 31, 2024 forecast to model estimates using a decrease of 300 bps to the forecasted house price growth rate 12 months from the current period end, including generating an updated Monte Carlo simulation of house price scenarios, with all other factors held constant. The comparison did not result in a material increase in our allowance for credit losses.
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

FREDDIE MAC | 2024 Form 10-K	106

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
■    If FHFA placed us into receivership, the treatment of our assets and liabilities would be uncertain. We may be limited or precluded from repaying the full liquidation preference of our preferred stock, making payments on our securities, or making any distribution to our common stockholders.
■    Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified employees across the company. The conservatorship, uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to other companies in attracting and retaining employees.
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
■    Mortgage fraud and other financial crimes could result in significant financial losses and harm to our reputation.
■    Declines in national or regional house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, deterioration of property conditions, or adverse macroeconomic conditions, could negatively affect our Single-Family and Multifamily businesses.
■    We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their contractual obligations to us.
■    Our loss mitigation activities may be unsuccessful or costly and may adversely affect our financial results.
■    We have been, and continue to be, adversely affected by deficiencies and delays in the single-family and multifamily foreclosure process.
■    We are exposed to increased credit losses and credit-related expenses in the event of a natural disaster or catastrophic event.
■    New issuance market for our CRT transactions may not be available to us in adverse economic conditions. These transactions also increase our expenses.
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
■    Commingling certain Fannie Mae securities in resecuritizations has increased our counterparty risk.
■    The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our securities.

FREDDIE MAC | 2024 Form 10-K	107

Risk Factors
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
■    Cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cybersecurity incidents and other unauthorized access, disclosure, and disruption.
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
■    The use of Artificial Intelligence-based technologies and methods contain inherent risks that may expose us to unexpected losses, damage our reputation, have an adverse impact on our business operations, and violate our legal and regulatory obligations.
■    Natural disasters could adversely affect our business.
■    Legislative, regulatory, or judicial changes or actions could require operational changes that could adversely affect our business activities and financial results.
Legal and Compliance Risks
■    We face risk of non-compliance with our legal and regulatory obligations.
■    We face risk of non-compliance with our contractual and other requirements which may result in legal action, fines, monetary and other penalties, and harm to our reputation that may adversely affect our results of operations and financial condition.
■    Changes in legal requirements or standards through government or judicial action or our contractual obligations may subject us to regulatory investigations, enforcement, or legal actions, and harm to our reputation, and adversely impact our financial results.
■    We may not achieve our housing goals, Duty to Serve, and equitable housing finance requirements, and we also may make certain changes to our business in an attempt to meet these goals and requirements, both of which may expose us to additional legal and compliance risk, damage our reputation, and adversely affect our business, financial condition, and results of operations.
General Risks
■    Changes in global or domestic economic and political conditions may have an adverse effect on our business.
Conservatorship and Related Matters
Freddie Mac's future is uncertain.
Our future structure and role in the mortgage industry will be determined by the Administration, Congress, and FHFA. It is possible, and perhaps likely, that there will be significant changes that will materially affect our business model and results of operations. For example, the current Administration has nominated a new Director of FHFA who may change our priorities and strategy in various ways including ending the conservatorship, and could direct us to undertake new business activities and limit or cease existing activities. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company. If any of these events occur, our shares could diminish in value, or cease to have any value. Our stockholders may not receive any compensation for such loss in value.
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

FREDDIE MAC | 2024 Form 10-K	108

Risk Factors
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
Even if the conservatorship ends and the voting rights of common stockholders are restored, we could effectively remain under the control of the U.S. government because of the Purchase Agreement, Treasury's warrant to acquire nearly 80% of our common stock for nominal consideration, or Treasury’s ownership of our common stock after it exercises its warrant. If Treasury exercises the warrant, the ownership interest of our existing common stockholders will be substantially diluted. Further, even if the conservatorship is terminated, we would remain subject to the Purchase Agreement and the terms of the senior preferred stock unless they are terminated or amended.
FHFA, as our Conservator, controls our business activities. We may be required to take actions that reduce our profitability, are difficult to implement, or expose us to additional risk.
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecards. Some of the activities FHFA has required us to undertake have been costly and/or difficult to implement, such as development and support of the CSP. The previous Administration and FHFA Director indicated that their areas of focus in the housing market include issues related to affordability, equity, sustainability, and climate change. For example, our 2024 Conservatorship Scorecard included several objectives related to promoting sustainable and equitable housing finance markets, affordable housing opportunities, and consideration of climate risks. The Director of FHFA could change our priorities and strategy in various ways, and could direct us to undertake new business activities and limit or cease existing activities. In addition to oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our Charter and the GSE Act and to certain regulation by other government agencies. FHFA has the power to require us to change our processes, take action, and/or stop taking action that could impact our business; FHFA exercises this power from time to time.
FHFA has required and may again in the future require us to make changes to our business that have adversely affected our business or financial results and could require us to make additional changes at any time. FHFA may require us to undertake activities that (1) reduce our profitability; (2) expose us to additional credit, market, funding, operational, legal, and other risks; or (3) provide additional support for the mortgage market that serves our mission, but adversely affects our business or financial results. Examples of these changes include amendments to the ERCF, Advisory Bulletins, and other instructions as FHFA may deliver from time to time.
FHFA also has required us to take other actions that may adversely affect our business or financial results, such as requiring us to maintain increased liquidity and directing us to amend the CSS LLC agreement in a manner that limits our influence over CSS Board decisions. During conservatorship, the CSS Board Chair must be designated by FHFA, and all CSS Board decisions require the affirmative vote of the Board Chair. FHFA also has the right to appoint up to three additional CSS Board members. One of these seats has not been filled, and if FHFA appoints an additional independent member, the CSS Board members we and Fannie Mae appoint could be outvoted by FHFA-designated Board members on any matter during conservatorship and on a number of significant matters after conservatorship. It is possible that FHFA may require us to make additional changes to the CSS LLC agreement, or may otherwise impose restrictions or provisions relating to CSS or the UMBS, that may adversely affect us. FHFA's and Treasury's support are critical to the continued success of the UMBS and the fungibility of Freddie Mac- and Fannie Mae-issued UMBS. FHFA and Treasury may discontinue or alter this support at any time.
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

FREDDIE MAC | 2024 Form 10-K	109

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
The Purchase Agreement and the terms of the senior preferred stock place significant restrictions on our ability to manage our business, including limiting (1) our secondary market activities; (2) our single-family loan acquisitions; (3) the amount of indebtedness we may incur; (4) the size of our mortgage-related investments portfolio; and (5) our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and exit conservatorship. FHFA and Treasury can amend the Purchase Agreement and the terms of the senior preferred stock at any time.
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
If FHFA placed us into receivership, the treatment of our assets and liabilities would be uncertain. We may be limited or precluded from repaying the full liquidation preference of our preferred stock, making payments on our securities, or making any distribution to our common stockholders.
We can be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons consistent with the GSE Act and the Purchase Agreement, to the extent applicable by law. For additional information, see our Current Report on Form 8-K filed on January 8, 2025. Bills have been and may continue to be introduced in Congress that provide for Freddie Mac to be placed into receivership. In addition, FHFA could be required to place us into receivership if Treasury were unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were not fully operational because Congress had failed to approve funding or the government had reached its borrowing limit. For additional information, see MD&A - Regulation and Supervision.
Being placed into receivership would terminate our conservatorship. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors might have against our assets or under our Charter as a result of their status as stockholders or creditors, other than possible payment contingent upon the value of the assets remaining in the receivership entity. FHFA would have broad power as receiver to make decisions with respect to Freddie Mac's assets and liabilities in receivership; it is uncertain how the exercise of those powers would affect the interests of our stockholders and creditors.
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

FREDDIE MAC | 2024 Form 10-K	110

Risk Factors
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
FHFA has the power to order the liquidation of our remaining assets in receivership. If our assets were liquidated, the liquidation proceeds might not be sufficient to pay the secured and unsecured claims against us (including claims on our guarantees), repay the liquidation preference on any series of our preferred stock, or make any distribution to our common stockholders. Proceeds would first be applied to the secured and unsecured claims against us, the administrative expenses of the receiver, and the liquidation preference of the senior preferred stock. Any remaining proceeds would then be available to repay the liquidation preference of other series of preferred stock. Only after the liquidation preference of all series of preferred stock is repaid would any proceeds be available for distribution to the holders of our common stock.
Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified employees across the company. The conservatorship, uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to other companies in attracting and retaining employees.
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
We face competition from the financial services and technology industries, and from businesses outside of these industries, for well-qualified talent. This competition has made the attraction and retention of executive and employee talent more challenging. If this increased competition persists and if we are unable to attract and retain executives and other employees with the necessary skills and talent, or the market for talent further intensifies, we may face increased operational risk, and our business or financial results could be materially adversely affected. Leadership departures, especially multiple departures at approximately the same time, could also materially adversely affect our business, results of operations, and financial condition.

FREDDIE MAC | 2024 Form 10-K	111

Risk Factors
Credit Risks
We are subject to mortgage credit risk. Credit losses and costs related to this risk could adversely affect our financial results.
Mortgage credit risk is the risk that a borrower will fail to make timely payments on a loan we own or guarantee. This exposes us to the risk of credit losses and credit-related expenses, which could adversely affect our financial results. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans and securities reflected as assets on our consolidated balance sheets. We are also exposed to mortgage credit risk with respect to guaranteed securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets, including most senior subordinate securitizations and other mortgage-related guarantees. Periods of economic difficulty or higher unemployment may heighten our credit risk because borrowers may not make their required payments in a timely manner or not make payments at all. Additionally, in a high interest rate environment where there is higher than customary house price appreciation, we could be exposed to higher delinquencies, which could cause additional losses if the house price appreciation declines significantly.
We have loans in our Single-Family mortgage portfolio with certain characteristics that are typically associated with higher levels of credit risk. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics for additional information on the characteristics of the loans in our Single-Family mortgage portfolio. We may continue to acquire loans with higher LTV ratios, as well as loans with higher DTI ratios, generally up to 50%, which will increase our exposure to credit risk. Our current and/or future efforts to increase eligible borrowers' access to single-family mortgage credit, including our affordable housing program, changes in loan products, and our plan for fulfilling our duty to serve underserved markets and FHFA requirements and guidance related to equitable housing, may expose us to increased mortgage credit risk. At any time, the characteristics of the loans we acquire may change due to new or revised guidance from FHFA.
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
We can exercise certain contractual remedies for loans that do not meet our standards. Our representation and warranty framework relieves sellers of certain repurchase obligations with respect to single-family loans. We may face greater exposure to credit and other losses because our ability to enforce repurchases from sellers may be limited. In addition, to the extent that we accept alternatives to repurchase, we may ultimately recover less than if we had enforced repurchase rights. We are accepting more alternatives to repurchase, such as fee-based and fee-only options, which may further increase our exposure to credit and other losses.
Our suite of tools, collectively referred to as Loan Advisor, offers limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, collateral valuation, certain condominium project requirements, borrower assets, borrower income, and borrower employment status. In general, limited representation and warranty relief is offered when information is validated against independent data sources and/or Freddie Mac analytics and risk assessments. However, there is a risk that the enhanced tools and processes provided by Loan Advisor will not enable us to identify all breaches in a timely manner. In addition, there is a risk that data provided by the independent data sources is not accurate, impacting the representation and warranty relief decision. In turn, this could increase our exposure to credit and other losses. For additional information, see MD&A - Risk Management - Single-Family Mortgage Credit Risk and MD&A - Risk Management - Operational Risk - Third-Party Risk.
Mortgage fraud and other financial crimes could result in significant financial losses and harm to our reputation.
In the process of purchasing, securitizing, and servicing mortgage loans, we rely on information provided to us by third parties. We also rely on the representation of such third parties as to the accuracy and completeness of the information. This exposes

FREDDIE MAC | 2024 Form 10-K	112

Risk Factors
us to the risk that one or more of the third parties involved in a transaction (for example, the borrower, seller, broker, appraiser, title agent, loan officer, or servicer) will intentionally or negligently engage in fraud by misrepresenting facts about a mortgage loan. While we have certain measures to protect against mortgage fraud, there is no guarantee our measures will prevent or reduce our exposure to this risk.
Other financial crimes, including money laundering, wire fraud, payment fraud, bribery, terrorist financing, and sanctions violations, may be committed by, against, or through us. While we have certain policies and procedures designed to prevent various financial crimes and to protect us against any resulting losses, there is no guarantee our measures will prevent or reduce our exposure to these risks.
We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses or reputational damage as a result of mortgage fraud or other financial crimes.
Declines in national or regional house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, deterioration of property conditions, or adverse macroeconomic conditions, could negatively affect both our Single-Family and Multifamily businesses.
Our financial results and business volumes can be negatively affected by declines in house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, deterioration of property conditions, or adverse macroeconomic conditions. This could (1) significantly increase our expected credit losses; (2) result in higher stress losses for both the Single-Family and Multifamily mortgage portfolios; (3) increase our losses, including losses resulting from our inability to recoup the full amount of investments or advances made to improve property conditions, with respect to foreclosure alternatives, third-party sales, and dispositions of REO properties; (4) reduce our returns or result in losses on our Single-Family and Multifamily guarantee businesses, as default rates could be higher than we expected when we issued the guarantees; (5) negatively affect the value of our unsecuritized loans, which could cause us to change our disposition strategies for our Single-Family delinquent and modified loans; or (6) adversely impact our ability to transfer credit risk. For additional information regarding these risks, see MD&A - Risk Management - Credit Risk.
Rapid changes in interest rates significantly impact affordability for both single-family and multifamily housing, and may also influence borrower behavior and performance in ways that we may not anticipate. The proportion of refinance loan purchases to total loan purchases in our Single-Family business has decreased during periods of elevated mortgage interest rates. Cash-out refinance loans acquired in a higher interest-rate environment expose us to greater mortgage credit risk. Some of our seller/servicer counterparties are highly dependent on refinance loan volumes. A decrease in such volumes could adversely affect these counterparties, which could increase our exposure to counterparty credit risk.
Increases in interest rates may also reduce the ability of multifamily borrowers to refinance their loans, most of which have balloon balances at maturity. In addition, in a rising interest rate environment, multifamily borrowers with floating rate loans may have difficulty making higher monthly payments if cash flows generated by the properties are not increasing at a similar pace. While we generally require multifamily borrowers with floating rate loans to purchase an interest rate cap to protect against large movements in interest rates, purchasing or replacing a required interest rate cap, especially one with a longer term and/or lower strike rate, becomes more expensive in volatile and rising interest rate environments. Furthermore, when the cost of interest rate caps rises, there is no guarantee that the escrow established for the cost to purchase these caps will be sufficient. For additional information, see MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk - Completing Our Own Underwriting, Credit, and Legal Review for New Business Activity.
We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their contractual obligations to us.
We depend on our institutional counterparties to provide services that are critical to our business. We face the risk that one or more of our counterparties may fail to meet their contractual obligations to us. Our major counterparties include sellers, servicers, credit enhancement providers, custodial depository institutions, and counterparties to derivatives, short-term lending, and other funding transactions (e.g., cash and other investments transactions). For additional information, see MD&A - Risk Management - Counterparty Credit Risk.
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
Credit risk related to Single-Family seller/servicers
We are exposed to credit risk from the seller/servicers of our Single-Family loans, as described below.
■    A decline in servicing performance - A decline in a servicer's performance, such as delayed foreclosures or missed

FREDDIE MAC | 2024 Form 10-K	113

Risk Factors
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
■    Significant exposure to non-depository institutions - A large volume of our single-family loans is acquired from and serviced by non-depository institutions. Some of these institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. As a result, we face increased risk that these counterparties could fail or otherwise be unable to perform their obligations to us. In particular, non-depository servicers grew their servicing portfolios in the last several years. This rapid growth could expose us to increased risks if any operational strain adversely affects these servicers' servicing performance or their financial strength. These institutions also service portfolios for other investors and guarantors (i.e., Fannie Mae and Ginnie Mae) and operational issues related to those portfolios could affect the performance of our portfolio. In addition, these servicers may not always have ready access to appropriate sources of liquidity to finance their operations, particularly during periods when the mortgage market is experiencing a downturn. If these servicers reduce their servicing portfolios, overall servicing capacity may be constrained.
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
■    Fund our business operations; and
■    Service our customers.
We face the risk of failure of the clearing members, clearinghouses, or other financial intermediaries we use to facilitate derivatives, short-term lending, securities, and other transactions. We also clear trades at clearinghouses through clearing members. We would be subject to losses on certain trades if a clearing member fails to comply with the requirement to segregate customer funds or if a clearing member's customer causes a clearing member to default.

FREDDIE MAC | 2024 Form 10-K	114

Risk Factors
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
We have been, and could continue to be, adversely affected by deficiencies and delays in the single-family and multifamily foreclosure process.
Delays in the foreclosure process could cause our expenses to increase. For example, properties awaiting foreclosure could deteriorate until we acquire them, resulting in increased expenses to repair and maintain the properties. Foreclosure process delays could also adversely affect trends in property prices regionally or nationally, which could adversely affect our financial results. Additionally, there have been instances where it has been impracticable for us to exercise our foreclosure remedies on multifamily properties. While past instances have not had a material effect on our financial results, future instances may adversely affect our financial results.
We are exposed to increased credit losses and credit-related expenses in the event of a natural disaster or catastrophic event.
The occurrence, severity, and duration of a catastrophic event, such as a pandemic or other health crisis; terrorism, war, political instability, or other political conflict or crisis; or natural disaster such as a flood in an area where we own or guarantee mortgage loans could increase our credit losses and credit-related expenses. A catastrophic event that damages or destroys single-family or multifamily real estate underlying mortgage loans that we own or guarantee, or negatively affects the ability of borrowers to continue to make payments on mortgage loans that we own or guarantee, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such catastrophic events could generate credit losses and credit-related expenses and have a material adverse effect on our business and financial results. While homeowner's and flood

FREDDIE MAC | 2024 Form 10-K	115

Risk Factors
insurance may offset some of the risk of natural disasters, insurance coverage may not be adequate or always available and borrowers may not be required or choose to purchase certain types of insurance, such as earthquake insurance or flood insurance for properties located outside SFHAs. Rising costs or limited availability of insurance could also lead borrowers to underinsure, which could result in higher uninsured costs and unrepaired properties. Additionally, rising insurance costs could impact consumers' ability to make mortgage payments, and higher insurance costs could decrease the availability of affordable housing for buyers.
Increases in the severity and frequency of natural disasters and the continued existence of conditions that could lead to a natural disaster, particularly with respect to flooding in areas not designated as SFHAs (i.e., in areas where we do not require flood insurance), as well as any decrease in the willingness of insurers to provide coverage in certain areas for certain perils, would increase the foregoing risks. In addition, the unpredictability of natural disasters and the complexity of forecasting negatively affect our ability to forecast losses from such events.
We also face climate transition risk, which includes policy, legal, technology, financial and economic changes from any potential transition to a lower-carbon economy. Changing policies, coupled with changing market preferences, could affect housing and could result in a significant financial burden to our borrowers. Actions taken by Congress, the Administration, state and municipal governments, and FHFA in response to climate change concerns may create transition risks that specifically impact the housing market and our business. Such a transition could impact certain industries and regional economies, affecting property values and the ability of borrowers in those industries or regions to pay their mortgage loans. The impacts of climate transition risk may also expose us to reputational, compliance, and/or litigation risk due to increased legal and regulatory scrutiny or negative public sentiment. For additional information on our climate-related risks, see MD&A - Risk Management - Credit Risk - Natural Disaster and Climate-Related Risk Management.
New issuance market for our CRT transactions may not be available to us in adverse economic conditions. These transactions also increase our expenses.
Our ability to transfer credit risk (and the cost to us of doing so) could change rapidly depending on market conditions. Adverse market conditions may result in insufficient investor demand for CRT transactions at acceptable prices. For example, high interest rates, elevated inflation, and other market uncertainty could delay or otherwise impact our planned CRT transactions. It is possible that our CRT strategies and structuring decisions may not prevent us from incurring substantial losses. For instance, it takes time to transfer risk and we are exposed to credit losses during this pipeline period. Additionally, some of our CRT transactions have early termination clauses or maturity dates that are earlier than the maturities of the reference mortgage loans, and we may also seek to terminate certain CRT transactions by repurchasing the related securities. We will be exposed to increased credit risk on the reference mortgage loans after termination of such transactions. Additionally, we retain a portion of the risk of future losses on loans covered by CRT transactions, including all or a portion of the first loss risk in Single-Family STACR and ACIS transactions and Multifamily MCIP and MSCR transactions. The costs associated with CRT transactions are significant and may increase. For some CRT transactions, there may be a significant difference in time between when we recognize a credit loss in earnings and when we recognize the related recovery in earnings, and this lag could adversely affect our financial results in the earlier period. Changes in regulatory guidance, such as capital requirements under the ERCF, may cause us to modify our CRT activities.
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

FREDDIE MAC | 2024 Form 10-K	116

Risk Factors

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
Liquidity-related price differences could occur between UMBS issued by us and comparable Fannie Mae-issued UMBS due to factors that are largely outside of our control. For example, the level of the Federal Reserve's purchases and sales of agency mortgage-related securities could affect the demand for and values of our UMBS. Therefore, any strategies we employ to reduce any liquidity-related price differences may not reduce or eliminate any such price differences over the long term.
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

FREDDIE MAC | 2024 Form 10-K	117

Risk Factors

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
In addition, UMBS have created significant interdependence between the single-family mortgage securitization programs of Freddie Mac and Fannie Mae. Accordingly, the market value and liquidity profile of our Single-Family mortgage-related securities could be affected by financial and operational incidents relating to Fannie Mae, even if those incidents do not directly relate to us or our securities. Similarly, any disruption in Fannie Mae’s securitization activities or any adverse events affecting Fannie Mae’s significant mortgage lenders and servicers also could adversely affect the market value of our Single-Family mortgage-related securities.
The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our securities.
Our current Multifamily business model is highly dependent on our ability to purchase and securitize loans at terms that provide us with an appropriate economic return. The actions of our competitors, including their pricing, credit standards, and loan structures, along with the actions we and our competitors take to support affordable multifamily housing could reduce the volume and profitability of our multifamily business. A significant decrease in demand for our securities could have an adverse impact on our profitability to the extent that our holding period for the loans increases and we are exposed to credit, spread, and other market risks for a longer period of time or receive reduced proceeds from securitization. We employ various strategies to support the liquidity of our securities, but those strategies could fail or adversely affect our business. We may cease such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price

FREDDIE MAC | 2024 Form 10-K	118

Risk Factors

performance of our securities.
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
Prolonged wide market spreads on long-term debt could cause us to reduce our long-term debt issuances and increase our reliance on short-term debt issuances. Such increased reliance on short-term debt could increase the risk that we may be unable to refinance our debt when it becomes due and result in a greater use of derivatives. Greater derivatives use could increase the variability of our comprehensive income or increase our credit exposure to our counterparties. Additionally, we may incur higher hedging costs in the event that we decide not to call our debt.
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
We make extensive use of the Federal Reserve's payment system in our business activities, and the Federal Reserve Bank of New York acts as our fiscal agent with respect to our book-entry securities. The Federal Reserve Banks require that we fully fund accounts at the Federal Reserve Bank of New York to the extent necessary to cover cash payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York will draw from our accounts and initiate such payments. Although we seek to maintain sufficient intraday liquidity to fund our activities through the Federal Reserve's payment system, we have limited access to cash once the debt markets are closed for the day. Insufficient cash may cause our accounts to be overdrawn, potentially resulting in penalties, delays in payments on our securities, and reputational harm. Unlike certain of our competitors, we do not have access to the Federal Reserve's discount window.
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
Reduced Demand for Debt Securities
If investor demand for our debt securities were to decrease, our liquidity, business, and results of operations could be materially adversely affected. The willingness of investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in inflation and exchange rates, and regulatory and political factors (including our being placed into receivership), as well as the availability of and investor preferences for other investments. We compete for debt funding with Fannie Mae, the FHLBs, and other institutions. Our funding costs and liquidity contingency plans may also be affected by changes in the amount of, and demand for, debt issued by Treasury. Our debt is considered an HQLA because it can be easily and immediately converted into cash at little or no loss of value. Any changes by investors in how they view our debt or regulatory changes causing our debt to no longer be considered an HQLA could significantly increase our debt funding

FREDDIE MAC | 2024 Form 10-K	119

Risk Factors

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
Any downgrade in the credit ratings of the U.S. government would be expected to be accompanied by a downgrade in our credit ratings. In addition to a downgrade in the credit ratings of or outlook on the U.S. government, several other events could adversely affect our credit ratings, including actions by governmental entities, changes in government support for us, changes in regulatory designations of our debt, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity and prices for our securities, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits. Downgrades in our credit ratings also may trigger additional collateral or funding obligations or restrictions which, could have a material adverse effect on our liquidity, including as a result of credit-related contingent features in certain of our derivative contracts.
For additional information, see MD&A - Liquidity and Capital Resources.
Operational Risks
A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business operations, damage our reputation, expose us to legal risk, and cause financial losses.
Operational risk continues to be elevated due to the volume, complexity, and pace of change across the company. We face significant levels of operational risk due to a variety of factors, including the size and complexity of our business operations, the amount of change to our core systems required to keep pace with market demands, regulatory requirements, and business initiatives, and the ever-changing cybersecurity landscape. Shortcomings or failures in our internal processes, people, or systems, or those of third parties with which we interact, could lead to a variety of adverse events, including impairment of our liquidity, disruption of our business (e.g., purchasing mortgages, issuing debt and mortgage-related securities, or entering into CRT transactions), incorrect or late payments on our securities and other obligations, including CRT transactions, errors in our financial statements, liability to customers or investors, further legislative or regulatory intervention, fines, or penalties, reputational damage, and financial and economic loss.
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
Our technological connections with our customers and third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, are substantial and expose us to risk, which increases our risk exposure with respect to an operational failure of their infrastructure or systems. We have developed, and expect to continue to develop, software tools for use by our customers in the customers' loan production, loan servicing, and other processes. These tools may fail to operate properly, which could disrupt our, or our customers', business and adversely affect our relationships with our customers.
We continue to leverage third-party cloud infrastructure for both customer-facing applications and internal use applications. If we do not implement changes in a well-managed, secure, and effective manner, we may experience unplanned service disruptions or unplanned costs which may harm our business and operating results. In addition, our cloud infrastructure providers, or other service providers, have experienced and may in the future experience service disruptions, system breakdowns or failures, outages, downtime, defective system or software updates, or other cybersecurity incidents, as well as

FREDDIE MAC | 2024 Form 10-K	120

Risk Factors

adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to the cloud or to other third parties may increase our risk exposure.
From time to time, we evaluate new technologies, including Artificial Intelligence-based technologies and methods, for our internal use or our customers' use. Utilizing such rapidly evolving technologies may increase our operational and regulatory risks. If we choose not to utilize such technologies, we could be at a competitive disadvantage. Moreover, some of our long-term initiatives designed to reduce our operational risk, or to increase operational efficiencies, particularly those relating to the implementation of new technology and the transition to third-party cloud-based platforms, increase our operational risk over the short term as we implement the changes, as many involve significant changes to our business processes, controls, systems and infrastructure. If we fail to implement these initiatives in a well-managed, secure and effective manner, we may experience significant service disruptions, system breakdowns or failures, outages, downtime, defective system or software updates, other cybersecurity incidents or other unforeseen costs or other unintended consequences which could result in material harm to our business and results of operations. Further, there can be no assurance that these initiatives will be successful in reducing our operational risk or increasing our operational efficiencies or otherwise result in our intended outcomes. For additional information see Risk Factors - Operational Risks - The use of Artificial Intelligence-based technologies and methods contain inherent risks that may expose us to unexpected losses, damage our reputation, have an adverse impact on our business operations, and violate our legal and regulatory obligations.
We also face significant operational and other risks related to CSS and the operation and continued development of the CSP. We rely on CSS and the CSP (which is owned and operated by CSS) for the operation of many of our Single-Family securitization activities. Our business operations would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. As the CSP has an operational dependency on Fannie Mae to administer Freddie Mac-issued commingled securities, an operational failure at Fannie Mae could also adversely impact the ability of CSS to perform its obligations to Freddie Mac. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays or errors. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed. We update our internal systems and processes on a regular basis, including to improve existing processes and respond to market and regulatory developments. We could be adversely affected if CSS and/or the CSP are unable to make any necessary corresponding changes to their systems and processes in a timely manner. CSS could adopt or prioritize strategies that could adversely affect its ability to perform its obligations to us.
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
Cybersecurity risks for companies like ours continue to increase, in part because of the proliferation of new technologies, such as Artificial Intelligence-based technologies and methods, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, "hacktivists," terrorists, and other external parties, including nation-states and foreign state-sponsored actors. There have been several highly publicized cases involving financial services companies, consumer-based companies, and other organizations, including some of our counterparties, reporting the unauthorized disclosure, dissemination, theft, or destruction of client, customer, or other confidential information (including personal information), corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information (including personal information) or for not making the targets' computer systems unavailable. In addition, there have been cases where hackers have misled company personnel into making unauthorized transfers of funds to the hackers' accounts.
Like many companies and government entities, from time to time we have experienced, and expect to continue to experience, cybersecurity incidents. Such incidents may include software or hardware failure, malware, ransomware, denial-of-service attacks, social engineering, unauthorized access, human error, theft or misconduct, fraud, and phishing, any of which may be part of an effort to disrupt operations, potentially test cybersecurity capabilities, or obtain confidential, proprietary, or other

FREDDIE MAC | 2024 Form 10-K	121

Risk Factors

information (including personal information). We could also be adversely affected by cybersecurity incidents that target the infrastructure of the internet, as such incidents could cause widespread unavailability of websites and degrade website performance. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature and increasing frequency, levels of persistence, sophistication, and intensity of these threats, our role in the financial services industry, the outsourcing of some of our business operations, and the current global economic and political environment. Remote work environments may increase the risk that we may experience cybersecurity incidents as a result of our employees, vendors, counterparties, service providers, and other third parties with which we interact working remotely on less secure systems and environments.
Because we are interconnected with and dependent on third-party vendors, counterparties (e.g., seller/servicers), exchanges, clearinghouses, fiscal and paying agents, and other financial institutions, we could be adversely affected if any of them are subject to a successful cybersecurity incident. Third parties with which we do business have been, and may continue to be, sources of cybersecurity or other technology risks. We routinely transmit and receive confidential, proprietary, and other information (including personal information) by electronic means. This information could be subject to interception, misuse, or mishandling. Our exposure to these risks could increase as a result of our migration of core systems and applications to a third-party cloud environment. While we generally perform cybersecurity diligence on our key vendors, because we do not control third parties with whom we do business and our ability to monitor their and their supply chain's cybersecurity posture is limited, we cannot ensure that the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may have liability for certain data breaches resulting from cybersecurity incidents attributed to third parties with whom we do business in relation to the information we share with them.
Our measures designed to protect critical assets and provide employee awareness training about phishing, malware, and other cybersecurity risks may not provide effective security. Our computer systems, software, end point devices, and networks may be vulnerable to cybersecurity incidents, supply chain disruptions, or other attempts to harm them or misuse or steal information (including personal information). The scale and effectiveness of such attempts may be further enhanced by the use of Artificial Intelligence-based technologies and methods. We routinely identify cybersecurity threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Outside parties may attempt to induce employees, customers, third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, or other users of our systems or networks to disclose confidential, proprietary, or other information (including personal information) in order to gain access to our systems and networks and the information they contain. Unauthorized access or disclosure, or breaches of our security, also may result from human error. Insider threats remain a risk given our workforce diversification to include contractors, remote workers, part-time employees, and full-time employees. We may not be able to anticipate, prevent, detect, recognize, or react to threats to our systems, networks, and assets, or implement effective preventative or remedial measures against cybersecurity incidents, especially because the techniques used change frequently or are not recognized until launched.
A cybersecurity incident could occur and persist for an extended period of time without detection. We expect that any investigation of such an incident would take time, during which we would not necessarily know the extent of the harm or how best to remediate it. Our cybersecurity risk management program may not prevent such a cybersecurity incident from having a material impact. We have obtained insurance coverage relating to cybersecurity risks, but this insurance may not be sufficient to provide adequate loss coverage (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all. Further, we cannot ensure that any limitations of liability provisions in our agreements with vendors, counterparties, customers, and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a cybersecurity incident.
The occurrence of one or more cybersecurity incidents could result in thefts of important assets (such as cash or source code) or the unauthorized loss, disclosure, misuse, or corruption of confidential, proprietary, and other information (including personal and other information about our borrowers, our customers, or our counterparties) or could otherwise cause interruptions, malfunctions, or other failures in our systems, networks, or operations or those of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, or otherwise harm our business or investors in our securities. We could also face regulatory and other legal action, including for any failure to provide timely disclosure concerning, or to appropriately limit trading in our securities following, an incident. We might be required to expend significant additional resources to modify or add to our internal controls and other protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured, if at all. In addition, customers, third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, and governmental organizations may not be adequately protecting the information that we share with them. As a result, a cybersecurity incident on their systems and networks, or a breach of their cybersecurity measures, may result in harm to our business and business relationships and expose us to operational, legal, and reputational risk.

FREDDIE MAC | 2024 Form 10-K	122

Risk Factors

We rely on third parties, including our sellers and servicers, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations or servicing of our portfolio, or expose us to other operational risks.
Our use of third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, exposes us to the risk of failures in their risk and control environments. We outsource certain key functions to these external parties, including some that are critical to financial reporting, our mortgage-related investment activity, loan underwriting, loan servicing, securities issuance and administration (i.e., CSS), and data storage and processing. We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on public cloud services. Additionally, we may be fully reliant on a third party to complete certain business operations (e.g., financial market utilities that provide the infrastructure for transferring, clearing, and settling payments on securities and other financial transactions). If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle changing volumes, or if one or more of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third parties also exposes us to operational disruptions, financial losses, fraud, risk of regulatory action, or damage to our reputation if one or more of these third parties fails to maintain adequate risk and control environments. For example, a third party could experience a cybersecurity incident that negatively impacts the security and integrity of our data. As another example, if a court were to find a servicer liable for damages to borrowers because of their servicing practices, and the servicer did not have enough money to satisfy the judgment, the court may seek the remaining amounts from the securitization trust(s) into which the underlying loans were pooled. As an additional example, the properties underlying our Multifamily loans are maintained by borrowers who may not maintain these properties in accordance with the Multifamily Seller/Service Guide requirements. Our ability to monitor the activities or performance of certain third parties may be limited based on restricted access to and availability of risk management information for the third party, which may make it difficult for us to assess and manage the risks associated with these relationships.
We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
We use models in our businesses under a variety of scenarios. Certain models make projections over long periods of time. Models are inherently imperfect predictors of actual results. There is inherent uncertainty associated with model projections of economic variables and the downstream projections dependent on these variables.
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
■    When market conditions change in unforeseen ways, our model projections may not accurately reflect these conditions, or we may not fully understand the model outputs. For example, models may not fully reflect the effect of certain government policy changes or new industry trends. In such cases, it is often necessary to make assumptions and judgments to accommodate the effect of scenarios that are not sufficiently well represented in the historical data. While we may adjust our models in response to new events, considerable residual uncertainty remains. Our models face challenges in forecasting key inputs into our financial projections due to volatility in economic conditions. These can include, but are not limited to, projections of mortgage and other interest rates, house prices, credit defaults, yields, and prepayments. In addition, in periods of low transaction volume for certain types of assets, the limited data available may reduce the reliability of model outputs.
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

FREDDIE MAC | 2024 Form 10-K	123

Risk Factors

The use of Artificial Intelligence-based technologies and methods contain inherent risks that may expose us to unexpected losses, damage our reputation, have an adverse impact on our business operations, and violate our legal and regulatory obligations.
Artificial Intelligence-based technologies and methods are rapidly evolving technologies that are being adopted by us, third parties with whom we do business and other market participants and such adoption may become more significant over time. Artificial Intelligence-based technologies and methods contain inherent risks, such as: the increased chance of identifying patterns in training data that are not representative of real effects and which could negatively impact Artificial Intelligence-based technologies and methods predictions when using new data; production of false or "hallucinatory" inferences or outputs; holding of certain biases; and predictions that are not easily interpretable which make testing the model and its predictions to make sure it meets human intuition difficult; and generation of otherwise inaccurate, incomplete, misleading, or unexpected results, errors, or inadequacies, any of which may not be easily detectable. Artificial Intelligence-based technologies and methods can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges, and inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of Artificial Intelligence-based technologies and methods could impair the acceptance of Artificial Intelligence-based technologies and methods, including those incorporated in our business and operations. If the Artificial Intelligence-based technologies and methods that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal and regulatory liability, brand or reputational harm, or other adverse impacts on our business and financial results. Further, there can be no assurance that our use of Artificial Intelligence-based technologies and methods will be successful in reducing our operational risk or increasing our operational efficiencies or otherwise result in our intended outcomes. Artificial Intelligence-based technologies and methods and the use thereof are also subject to a variety of existing laws and regulations, including fair lending, consumer protection, intellectual property, privacy, equal opportunity, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. It is possible that we will not be able to anticipate how to respond to these rapidly developing laws and regulations. If we do not have sufficient rights to use the data or other material or content on which our Artificial Intelligence-based technologies and methods or other Artificial Intelligence-based technologies and methods tools we use rely, we also may incur liability through the violation of applicable laws and regulations, such as fair lending laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We may not be able to sufficiently mitigate or detect any of the foregoing limitations or risks given the lack of experience with using Artificial Intelligence-based technologies and methods in our business, the pace of technological change, and rapid adoption of Artificial Intelligence-based technologies and methods by our business partners and competitors. This exposes us to potential damage to our reputation, adverse impacts on our business operations, and violation of legal and regulatory obligations.
Natural disasters could adversely affect our business.
Natural disasters may affect housing affordability, property values, and the terms and conditions of mortgages available for purchase. Legislative or public policy changes and changes in consumer sentiment due to natural disasters and the response thereto could negatively impact the businesses and financial condition of both our customers and seller/servicers, which may decrease revenues from those counterparties and increase credit risk associated with loans and other credit exposures to those counterparties. In connection with any potential transition to a lower-carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of both our customers and seller/servicers, which may decrease revenues from those counterparties and increase credit risk associated with loans and other credit exposures to those counterparties. Additionally, governmental and supervisory focus on natural disasters could result in our becoming subject to new, heightened, or potentially inconsistent regulatory requirements related to operational resiliency, climate risk disclosure, or stress testing for various climate stress scenarios. Any such requirements could result in increased regulatory, compliance, or other costs or higher capital requirements. For additional information on our climate-related risks, see Risk Factors - Credit Risks – We are exposed to increased credit losses and credit-related expenses in the event of a natural disaster or catastrophic event.
Legislative, regulatory, or judicial changes or actions could require operational changes that could adversely affect our business activities and financial results.
Our business or operations may be directly adversely affected by future legislative, regulatory, or judicial actions at the federal, state, and local levels. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us, limiting our business activities, and diverting management attention or other resources. Such actions, and any required changes to our business or operations or those of third parties upon whom we rely in response thereto (e.g., seller/servicers), could have an adverse effect on our business activities and financial results. For example, we may be required to increase supervision of our servicers' payment collection practices and policies which would impose significant additional operational costs on our business. For additional information, see Risk Factors – Operational Risks - We rely on third parties, including our sellers and servicers, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations or servicing of our portfolio, or expose us to other operational risks.

FREDDIE MAC | 2024 Form 10-K	124

Risk Factors

Legal and Compliance Risks
We face risk of non-compliance with our legal and regulatory obligations.
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as both our regulator and our Conservator, which places increased demand on our compliance systems. Our compliance systems and programs may not be adequate to confirm that we are in compliance with all legal, regulatory, and other requirements. We also rely upon third parties with whom we do business and their respective compliance risk management programs. The failure or limitations of our or any third-party compliance programs may expose us to legal and compliance risk. Failure to comply with applicable legal and regulatory requirements could result in enforcement actions, investigations, fines, monetary and other penalties, additional restrictions on our business activities imposed by FHFA, and harm to our reputation that may adversely affect our results of operations and financial condition.
We face risk of non-compliance with our contractual and other requirements which may result in legal action, fines, monetary and other penalties, and harm to our reputation that may adversely affect our results of operations and financial condition.
We rely on and have interdependence with third parties due to the number and complexity of our contractual and other obligations. These contracts expose us to the risk that we could fail to perform our obligations in a satisfactory manner and that a contractual counterparty could commence legal proceedings against us for deficiencies related to our performance. Additionally, an investor in any of our securities could claim our securitization or unsecured debt offering documents contained materially false or misleading statements. For additional information on our litigation, see Note 17. If we were not to comply with our contractual and other obligations, this could result in legal action, fines, monetary and other penalties, and harm to our reputation that may adversely affect our results of operations and financial condition.
Changes in legal requirements or standards through government or judicial action or our contractual obligations may subject us to regulatory investigations, enforcement, or legal actions, and harm to our reputation, and adversely impact our financial results.
We are currently and will likely continue to be subject to a variety of complex and evolving laws, regulations, rules, and standards in the United States (at the federal, state, and local levels), as well as contractual obligations. For example, we are currently subject to fair lending requirements such as the Fair Housing Act, Equal Credit Opportunity Act, and similar laws and regulations. Fair lending, housing affordability, housing equity, and climate change were a focus of the previous Administration. The current Administration may change these focuses or interpret our legal obligations in a different way.
As an additional example, privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules, and standards being frequently adopted and potentially subject to divergent interpretation or application from jurisdiction to jurisdiction in a manner that may create inconsistent or conflicting requirements for businesses. The uncertainty and compliance risk created by these legislative and regulatory developments are compounded by the rapid pace of technology development in disciplines that may impact the use or security of data, and in particular the use or security of personal information, such as Artificial Intelligence-based technologies and methods and advancements in the field of data science. Privacy and cybersecurity laws and regulations often impose strict requirements regarding the collection, storage, handling use, disclosure, transfer, security, and other processing of personal information, which may have adverse consequences on our business, including incurring significant compliance costs, requiring changes to our business or operations, and imposing severe penalties for non-compliance. Further, we could face scrutiny and adverse legal and regulatory action for any failure or perceived failure to comply with our public privacy policies and other public statements about our privacy and cybersecurity program. Failure to comply with our legal requirements and standards could potentially subject us to regulatory investigations, enforcement, or legal actions, and harm to our reputation and, fines, monetary or other penalties, and other damage to our business and results.
We may not achieve our housing goals, Duty to Serve, and equitable housing finance requirements, and we also may make certain changes to our business in an attempt to meet these goals and requirements, both of which may expose us to additional legal and compliance risk, damage our reputation, and adversely affect our business, financial condition, and results of operations.
If we do not meet our housing goals, duty to serve, or equitable housing finance requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially damage our reputation and adversely affect our profitability. While we may achieve these housing goals by meeting or exceeding either the FHFA benchmark level or the market level, these increases to the benchmark levels may require additional changes to our business, and we may not meet these heightened housing goals. If we fail to meet a single-family housing goal and the gap between our performance and the market level for that goal is greater than the measurement buffers provided in the final rule, we may be required to develop a housing plan, requiring additional changes to our business. Further, any changes we make to how we conduct our business in order to achieve our housing goals could create incremental legal and compliance risk. In addition, because we did not meet one of our housing goals for 2020 and FHFA determined that achievement of that goal was feasible, FHFA required us to submit a housing plan that indicates (1) how we plan to meet the missed goal during 2022 to 2024, (2) how we will monitor to ensure that low- and moderate-income borrowers are better served

FREDDIE MAC | 2024 Form 10-K	125

Risk Factors

in future refinance markets, and (3) what we can do to help low- and moderate-income borrowers who did not refinance in the 2020-2021 refinance market. If we fail to comply with a housing plan that is approved by FHFA, FHFA could take additional action against us.
We may make adjustments to our loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals set by FHFA, including modifying some of our underwriting standards and expanding the use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. We may also make changes to our business in response to our duty to serve underserved markets or equitable housing finance requirements that could adversely affect our profitability, and our ability to meet our targeted return requirements established by FHFA.
General Risks
Changes in global or domestic economic and political conditions may have an adverse effect on our business.
Our business, financial condition, and results of operations could be adversely affected, directly and indirectly, by changes in global or domestic economic and political conditions, including, acts of terrorism, civil unrest, geopolitical instability or conflict, public health events, epidemics or pandemics, uncertainty regarding a breach of the U.S. debt ceiling, government shutdowns, or default by the U.S. government on its obligations, and actual or perceived instability in the U.S. banking system. Although our business is limited to the United States housing market, we may still be affected by such events because volatility or uncertainty in global or domestic sociopolitical conditions can affect the macroeconomic environment and financial markets, inflationary pressures, monetary policy or potential for an economic recession, as well as the housing market itself and industries that support it.

FREDDIE MAC | 2024 Form 10-K	126

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
These cases include one that was filed in the U.S. Court of Federal Claims as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant: Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. The Court dismissed the case with prejudice on September 1, 2023 and entered judgment for the defendants. On October 31, 2023, the plaintiffs filed a notice of appeal to the Federal Circuit, which has been fully briefed since May 22, 2024.

FREDDIE MAC | 2024 Form 10-K	127

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
Holders
As of January 31, 2025, we had 1,413 common stockholders of record.
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury's prior approval. However, grants outstanding as of the date of the Purchase Agreement remain outstanding in accordance with their terms. As of December 31, 2024, no RSUs and no stock options were outstanding. See Note 11 for additional information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2024. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury's prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 43006
Providence, RI 02940-3006
Telephone: 877-373-6374
https://www-us.computershare.com/investor

FREDDIE MAC | 2024 Form 10-K	128

Financial Statements

Financial Statements and Supplementary Data

FREDDIE MAC | 2024 Form 10-K	129

Financial Statements	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Home Loan Mortgage Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Federal Home Loan Mortgage Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to disclosure controls and procedures that did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency (FHFA) that is needed to meet their disclosure obligations under the federal securities laws, including disclosures affecting their consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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
Emphasis of Matter – Conservatorship
As discussed in Note 2, in September 2008, the Company was placed into conservatorship by FHFA. The U.S. Department of the Treasury has committed financial support to the Company, and FHFA, as Conservator, provided for the Board of Directors to perform certain functions and to oversee management and the Board of Directors delegated to management authority to conduct business operations during conservatorship.

FREDDIE MAC | 2024 Form 10-K	130

Financial Statements	Report of Independent Registered Public Accounting Firm

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
Allowance for Credit Losses for Single-Family Mortgage Loans Held-for-Investment
As described in Note 6 to the consolidated financial statements, the Company's allowance for credit losses for single-family mortgage loans held-for-investment was $6.4 billion as of December 31, 2024. As disclosed by management, determining the appropriateness of the allowance for credit losses for single-family mortgage loans held-for-investment is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require management to make judgments about matters that are difficult to predict. Management estimates the allowance for credit losses for single-family mortgage loans held-for-investment on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows the Company expects to collect. Management projects cash flows the Company expects to collect using historical experience, such as historical default rates and severity of loss based on loan characteristics. These cash flow estimates incorporate probability of default and severity of losses and are adjusted for current and forecasted economic conditions.
The principal considerations for our determination that performing procedures relating to the allowance for credit losses for single-family mortgage loans held-for-investment is a critical audit matter are (i) the significant judgment by management when developing the allowance for credit losses for single-family mortgage loans held-for-investment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the probability of default; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of the allowance for credit losses for single-family mortgage loans held-for-investment, including controls over the probability of default assumption. These procedures also included, among others (i) testing management’s process for developing the allowance for credit losses for single-family mortgage loans held-for-investment, (ii) testing the completeness and accuracy of certain data used in the models, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of management’s methodology and models, and (b) the reasonableness of the probability of default assumption.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 13, 2025
We have served as the Company's auditor since 2002.

FREDDIE MAC | 2024 Form 10-K	131

Financial Statements	Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(In millions, except share-related amounts)	2024	2023	2022
Net interest income
Interest income	$117,877	$105,363	$83,458
Interest expense	(98,140)	(86,821)	(65,453)
Net interest income	19,737	18,542	18,005

Non-interest income
Guarantee income	1,611	1,615	783
Investment gains, net	2,076	707	1,969
Other income	488	365	507
Non-interest income	4,175	2,687	3,259
Net revenues	23,912	21,229	21,264

(Provision) benefit for credit losses	(476)	872	(1,841)

Non-interest expense
Salaries and employee benefits	(1,677)	(1,606)	(1,509)
Professional services, technology, and occupancy	(1,166)	(1,189)	(1,079)
Credit enhancement expense	(2,345)	(2,339)	(2,118)
Benefit for (decrease in) credit enhancement recoveries	(36)	(189)	236
Legislative and regulatory assessments	(3,233)	(3,131)	(3,131)
Other expense	(201)	(448)	(218)
Non-interest expense	(8,658)	(8,902)	(7,819)

Income before income tax expense	14,778	13,199	11,604
Income tax expense	(2,920)	(2,661)	(2,277)
Net income	11,858	10,538	9,327
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	166	(342)
Comprehensive income	$11,853	$10,704	$8,985

Net income	$11,858	$10,538	$9,327
Amounts attributable to senior preferred stock	(11,853)	(10,704)	(8,985)
Net income (loss) attributable to common stockholders	$5	($166)	$342
Net income (loss) per common share	$0.00	($0.05)	$0.11
Weighted average common shares (in millions)	3,234	3,234	3,234
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2024 Form 10-K	132

Financial Statements	Consolidated Balance Sheets
FREDDIE MAC
Consolidated Balance Sheets

	December 31,
(In millions, except share-related amounts)	2024	2023
Assets
Cash and cash equivalents (includes $1,165 and $978 of restricted cash and cash equivalents)	$5,534	$6,019
Securities purchased under agreements to resell	100,118	95,148
Investment securities, at fair value	55,771	43,275
Mortgage loans held-for-sale (includes $11,394 and $7,356 at fair value)	15,560	12,941
Mortgage loans held-for-investment (net of allowance for credit losses of $6,774 and $6,383 and includes $2,413 and $1,806 at fair value)	3,172,329	3,083,665
Accrued interest receivable	11,029	9,925
Deferred tax assets, net	5,018	4,076
Other assets (includes $5,870 and $6,095 at fair value)	21,333	25,927
Total assets	$3,386,692	$3,280,976
Liabilities and equity
Liabilities
Accrued interest payable	$9,822	$8,812
Debt (includes $2,339 and $2,476 at fair value)	3,304,949	3,208,346
Other liabilities (includes $978 and $873 at fair value)	12,346	16,096
Total liabilities	3,327,117	3,233,254
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $129,038 and $117,309)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(23,270)	(35,128)
AOCI, net of taxes, related to:
Available-for-sale securities	66	72
Other	(93)	(94)
AOCI, net of taxes	(27)	(22)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	59,575	47,722
Total liabilities and equity	$3,386,692	$3,280,976
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our consolidated balance sheets.

	December 31,
(In millions)	2024	2023
Assets:
Cash and cash equivalents (includes $1,055 and $890 of restricted cash and cash equivalents)	$1,056	$891
Securities purchased under agreements to resell	12,764	9,396
Investment securities, at fair value	1	65
Mortgage loans held-for-investment	3,114,937	3,039,461
Accrued interest receivable	9,900	8,885
Other assets	5,881	4,858
Total assets of consolidated VIEs	$3,144,539	$3,063,556
Liabilities:
Accrued interest payable	$8,469	$7,527
Debt	3,122,941	3,041,927
Total liabilities of consolidated VIEs	$3,131,410	$3,049,454
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2024 Form 10-K	133

Financial Statements	Consolidated Statements of Equity
FREDDIE MAC
Consolidated Statements of Equity

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033
Comprehensive income:
Net income	—	—	—	—	—	—	9,327	—	—	9,327
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $96 million)	—	—	—	—	—	—	—	(362)	—	(362)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $5 million)	—	—	—	—	—	—	—	(19)	—	(19)
Other (net of taxes of $10 million)	—	—	—	—	—	—	—	39	—	39
Comprehensive income	—	—	—	—	—	—	9,327	(342)	—	8,985
Ending balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018

Comprehensive income:
Net income	—	—	—	—	—	—	10,538	—	—	10,538
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $5 million)	—	—	—	—	—	—	—	18	—	18
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $36 million)	—	—	—	—	—	—	—	138	—	138
Other (net of taxes of $2 million)	—	—	—	—	—	—	—	10	—	10
Comprehensive income	—	—	—	—	—	—	10,538	166	—	10,704
Ending balance at December 31, 2023	1	464	650	$72,648	$14,109	$—	($35,128)	($22)	($3,885)	$47,722

Comprehensive income:
Net income	—	—	—	—	—	—	11,858	—	—	11,858
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1 million)	—	—	—	—	—	—	—	(4)	—	(4)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	(2)	—	(2)
Other (net of taxes of $0 million)	—	—	—	—	—	—	—	1	—	1
Comprehensive income	—	—	—	—	—	—	11,858	(5)	—	11,853
Ending balance at December 31, 2024	1	464	650	$72,648	$14,109	$—	($23,270)	($27)	($3,885)	$59,575
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2024 Form 10-K	134

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$11,858	$10,538	$9,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	726	827	(1,264)
Provision (benefit) for credit losses	476	(872)	1,841
Investment gains, net	(2,433)	(1,853)	(2,763)
Deferred income tax expense and changes in income taxes receivable/payable	255	1,762	(223)
Mortgage loans acquired as held-for-sale:
Purchases	(31,496)	(29,339)	(45,093)
Proceeds from sales and repayments	27,661	27,347	49,389
Net change in:
Accrued interest receivable	(1,103)	(1,389)	(1,038)
Accrued interest payable	1,020	1,507	1,041
Other, net	(337)	(913)	708
Net cash provided by (used in) operating activities	6,627	7,615	11,925
Cash flows from investing activities
Investment securities:
Purchases	(94,394)	(101,238)	(132,913)
Proceeds from sales	68,572	78,799	122,442
Proceeds from maturities and repayments	10,811	14,247	13,821
Mortgage loans acquired held-for-investment:
Purchases	(146,854)	(101,262)	(160,884)
Proceeds from sales	3,009	7,581	3,438
Proceeds from repayments	278,965	245,037	352,204
Advances under secured lending arrangements	(113,097)	(96,666)	(170,456)
Net (increase) decrease in securities purchased under agreements to resell	(2,945)	(6,107)	(20,750)
Cash flows related to derivatives	5,728	4,326	4,769
Other, net	(171)	(464)	(273)
Net cash provided by (used in) investing activities	9,624	44,253	11,398
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	253,894	205,523	359,806
Repayments and redemptions	(282,087)	(251,762)	(388,033)
Debt of Freddie Mac:
Proceeds from issuance	207,529	146,506	137,339
Repayments	(194,038)	(150,585)	(140,970)
Net increase (decrease) in securities sold under agreements to repurchase	(2,025)	(1,746)	4,658
Other, net	(9)	(145)	87
Net cash provided by (used in) financing activities	(16,736)	(52,209)	(27,113)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(485)	(341)	(3,790)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	6,019	6,360	10,150
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$5,534	$6,019	$6,360

Supplemental cash flow information
Cash paid for:
Debt interest	$100,136	$87,610	$75,441
Income taxes	2,750	900	2,500
Non-cash investing and financing activities (Notes 4 and 7)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2024 Form 10-K	135

Financial Statements	Notes to Consolidated Financial Statements | Note 1
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
Significant Accounting Policies

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

FREDDIE MAC | 2024 Form 10-K	136

Financial Statements	Notes to Consolidated Financial Statements | Note 1
Other Significant Accounting Policies
The table below identifies our other significant accounting policies and the related note in which information about each policy can be found.

Note	Accounting Policy
Note 3	Securitization and Consolidation
Note 4	Mortgage Loans
Note 5	Guarantees and Other Off-Balance Sheet Credit Exposures
Note 6	Allowance for Credit Losses
Note 7	Investment Securities
Note 8	Debt
Note 9	Derivatives
Note 10	Collateralized Agreements
Note 11	Stockholders' Equity
Note 11	Earnings Per Share
Note 13	Income Taxes
Note 14	Segment Reporting
Note 16	Fair Value Disclosures

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this Update expand the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain conditions. This Update also amends those conditions primarily to assess projected benefits on a discounted basis and expands the disclosure requirements of those investments.	January 1, 2024	The adoption of these amendments did not have a material effect on our consolidated financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this Update require the disclosure of more detailed quantitative and qualitative information about significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss.	December 31, 2024
The adoption of these amendments did not have a material effect on our consolidated financial statements. In connection with the adoption of these amendments, we have reclassified certain amounts within non-interest expense in our consolidated statements of income to better present the significant drivers of our non-interest expense activity. Prior period amounts have been reclassified to conform to the current period presentation. See Note 14 for the incremental disclosures required by this ASU.

FREDDIE MAC | 2024 Form 10-K	137

Financial Statements	Notes to Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	January 1, 2025	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disaggregated disclosures for certain expense categories.	December 31. 2026	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

FREDDIE MAC | 2024 Form 10-K	138

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
Purchase Agreement and Warrant

Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, January 14, 2021, September 14, 2021, and January 2, 2025. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2024. This amount will be reduced by any future draws.
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

FREDDIE MAC | 2024 Form 10-K	139

Financial Statements	Notes to Consolidated Financial Statements | Note 2
end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date. The liquidation preference of the senior preferred stock was $129.0 billion on December 31, 2024 and will increase to $132.2 billion on March 31, 2025 based on the increase in our Net Worth Amount during 4Q 2024. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. In addition to increases based on quarterly increases in our Net Worth Amount, as discussed above, the liquidation preference will increase if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
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
Accordingly, our cash dividend requirement for each quarter from January 1, 2013 until the Capital Reserve End Date is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount is currently the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This Capital Reserve Amount will remain in effect until the last day of the second consecutive fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient net worth to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero. Based on our Net Worth Amount at December 31, 2024 and the applicable Capital Reserve Amount, we will not have a dividend requirement to Treasury in March 2025. Since the beginning of the conservatorship through December 31, 2024, we have paid cash dividends of $119.7 billion to Treasury at the direction of the Conservator.
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
The Purchase Agreement includes significant restrictions on our ability to manage our business, including limits on the amount of indebtedness we can incur, the size of our mortgage-related investments portfolio, our secondary market activities, and our single-family loan acquisitions.
The Purchase Agreement has an indefinite term and can terminate only in limited circumstances, which do not include the end of the conservatorship. The Purchase Agreement therefore could continue after the conservatorship ends. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028.

FREDDIE MAC | 2024 Form 10-K	140

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
■    Terminate the conservatorship (other than in connection with a mandatory receivership);
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
Effective January 2, 2025, the Purchase Agreement requires us to comply with the ERCF, as amended from time to time. For additional information on the ERCF, see Note 18.
The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio for purposes of the FHFA and Purchase Agreement caps was $123.5 billion at December 31, 2024, including $22.5 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2024. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
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
Under the Purchase Agreement, we also may not, without the prior written consent of Treasury, incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement was $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated certain VIEs in our consolidated financial statements as of January 1, 2010. As of December 31, 2024, our aggregate indebtedness for purposes of the debt cap was $187.7 billion. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer or other executive officer (as such terms are defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

FREDDIE MAC | 2024 Form 10-K	141

Financial Statements	Notes to Consolidated Financial Statements | Note 2
The Purchase Agreement also provides that, on an annual basis, we are required to deliver a risk management plan to Treasury setting out our strategy for reducing our enterprise-wide risk profile and the actions we will take to reduce the financial and operational risk associated with each of our reportable business segments.
The Purchase Agreement also restricts our secondary market activities and single-family loan acquisitions:
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
■    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we are required to implement a program reasonably designed to ensure that each single-family mortgage is:
●    A qualified mortgage;
●    Expressly exempt from the CFPB’s ability-to-repay requirements;
●    Secured by an investment property;
●    A refinancing with streamlined underwriting for high LTV ratios;
●    A loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or
●    Secured by manufactured housing.
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

FREDDIE MAC | 2024 Form 10-K	142

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2024, 2023, and 2022, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:
■    The transactions with Treasury discussed above in Purchase Agreement and Warrant;
■    The transactions entered into whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs. Treasury will reimburse Freddie Mac for initial guarantee losses on these transactions;
■    The allocation or transfer of 4.2 bps of each dollar of new business purchases to certain housing funds as required under the GSE Act. During the years ended December 31, 2024, 2023, and 2022, we recognized $0.2 billion, $0.1 billion, and $0.3 billion, respectively, of expense related to the affordable housing funds. These amounts are included in legislative and regulatory assessments on our consolidated statements of income; and
■    The legislated guarantee fees on single-family loans that are remitted to Treasury as required by law. During the years ended December 31, 2024, 2023, and 2022, we recognized $2.9 billion, $2.9 billion, and $2.8 billion, respectively, of expense related to the legislated guarantee fees. These amounts are included in legislative and regulatory assessments on our consolidated statements of income.
In addition, we are deemed a related party with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship other than our relationship with CSS discussed below.
In October 2013, FHFA announced the formation of CSS. CSS is a limited liability company equally-owned by Freddie Mac and Fannie Mae, and CSS is also deemed a related party. In connection with the formation of CSS, we and Fannie Mae signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS. We have also entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities and related indemnification obligations. During the year ended December 31, 2024, we contributed $68 million of capital to CSS, and we have contributed $938 million since the fourth quarter of 2014. The carrying value of our investment in CSS was ($5) million and ($1) million as of December 31, 2024 and December 31, 2023. respectively.
In January 2020, FHFA directed Freddie Mac and Fannie Mae to amend the LLC agreement for CSS to change the structure of the Board of Managers (CSS Board). Under the revised CSS LLC agreement, the CSS Board includes two Freddie Mac and two Fannie Mae representatives and additional members: the Chief Executive Officer of CSS and an independent, non-Executive Chair. During conservatorship, the CSS Board Chair shall be designated by FHFA, and all CSS Board decisions will require the affirmative vote of the Board Chair. During conservatorship, FHFA also may appoint up to three additional independent members to the CSS Board, who along with the CSS Board Chair and the Chief Executive Officer of CSS may continue to serve on the CSS Board after conservatorship. As of December 31, 2024, FHFA appointed the current CSS Board Chair and two additional independent directors to the CSS Board. The current structure may reduce Freddie Mac’s and Fannie Mae’s ability to control CSS Board decisions, even after conservatorship, including decisions about strategy, business operations, and funding.

FREDDIE MAC | 2024 Form 10-K	143

Financial Statements	Notes to Consolidated Financial Statements | Note 3
NOTE 3
Securitization and Consolidation
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
Single-Family

Securitization Products
Level 1 Securitization Products
Level 1 Securitization Products consist of UMBS, 55-day MBS, ARM PCs and Gold PCs, which are all pass-through debt securities that represent undivided beneficial interests in a pool of loans held by a securitization trust. All Level 1 Securitization Products are backed only by mortgage loans we have acquired. We serve as both administrator and guarantor for these trusts. As administrator, we have the right to establish servicing terms and direct loss mitigation activities for the loans held by these trusts. As guarantor, we guarantee the payment of principal and interest on these securities in exchange for a guarantee fee, and we have the right to purchase delinquent loans from the trust to help improve the economic performance of the trust. We absorb all credit losses of these trusts through our guarantee of the principal and interest payments.
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

FREDDIE MAC | 2024 Form 10-K	144

Financial Statements	Notes to Consolidated Financial Statements | Note 3
We were the primary beneficiary of and, therefore, consolidated Level 1 securitization trusts with assets totaling $3.0 trillion at both December 31, 2024 and December 31, 2023. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our Single-Family other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used to issue these products with underlying assets totaling $4.1 billion and $4.5 billion at December 31, 2024 and December 31, 2023, respectively.
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
We consolidated VIEs used in these securitizations with underlying assets totaling $64.8 billion and $44.1 billion at December 31, 2024 and December 31, 2023, respectively.
K Certificates and Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue fully guaranteed K Certificates and certain of our Multifamily other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the VIEs and we have the obligation to absorb credit losses through our guarantee of the issued securities.
We consolidated VIEs used in these securitizations with underlying assets totaling $5.7 billion and $3.2 billion at December 31, 2024 and December 31, 2023, respectively.
WI K-Deal Certificates
In a WI K-Deal Certificate transaction, we forward sell a K Certificate to be issued in the future to WI K Certificate investors thereby reducing our exposure to future changes in interest rates and K Certificate spreads. The WI K-Deal trust simultaneously issues guaranteed securities (WI Certificates).
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
During 2024 and 2023, we issued $2.9 billion and $4.9 billion, respectively, of WI Certificates, and initially consolidated the trusts. We did not consolidate any WI K-Deal trusts at December 31, 2024 and we consolidated WI K-Deal trusts with underlying assets totaling $0.5 billion at December 31, 2023.
Nonconsolidated VIEs

Single-Family

Securitization Products
We do not consolidate certain of our Single-Family other securitization products, including senior subordinate securitizations

FREDDIE MAC | 2024 Form 10-K	145

Financial Statements	Notes to Consolidated Financial Statements | Note 3
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

FREDDIE MAC | 2024 Form 10-K	146

Financial Statements	Notes to Consolidated Financial Statements | Note 3
we would be responsible for making the payment. However, we view the likelihood of being required to perform on our guarantee of Fannie Mae securities as remote due to both Freddie Mac and Fannie Mae being under the common control of FHFA, and due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury. We did not charge an incremental fee for commingled securities issued prior to July 1, 2022; however, effective July 1, 2022, we began to charge a fee for any commingled security issued after that date.
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
Multifamily

Securitization Products
K Certificates
In a senior subordinate K Certificate transaction, we sell multifamily loans to a non-Freddie Mac trust that issues senior and subordinate securities, and simultaneously purchase and place the senior securities into a Freddie Mac trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the non-Freddie Mac trust but do not issue or guarantee the subordinate securities. We receive a guarantee fee in exchange for our guarantee. In certain of our K Certificate securitizations, we may also serve as master servicer. However, in contrast to most single-family transactions, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are generally held by the investor in the most subordinate remaining securities issued by the non-Freddie Mac trust, and therefore we do not have the power to direct those activities unless we are the investor in the most subordinate remaining securities. We do not typically invest in the subordinate securities issued in our K Certificate transactions.
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
When we sell loans in a senior subordinate K Certificate transaction, we derecognize the transferred loans and account for our guarantee to the nonconsolidated VIE. We account for our investments in the beneficial interests issued by the trusts used in our senior subordinate K Certificate transactions as investments in debt securities.

FREDDIE MAC | 2024 Form 10-K	147

Financial Statements	Notes to Consolidated Financial Statements | Note 3
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
CRT Products
In Multifamily, we may transfer credit risk on certain mortgage loans that we own or guarantee by entering into MSCR note transactions, which are similar to STACR Trust note transactions in Single-Family. We do not consolidate the trusts used in MSCR note transactions and account for MSCR note transactions in the same manner as we account for STACR Trust note transactions.
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

FREDDIE MAC | 2024 Form 10-K	148

Financial Statements	Notes to Consolidated Financial Statements | Note 3
Table 3.1 - Nonconsolidated VIEs

	December 31, 2024
	Carrying Amounts of the Assets and Liabilities On the Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,633	$157	$458	$30,038	$24,470
Resecuritization products(2)	5,159	69	701	104,120	104,120
CRT products(3)	—	89	171	27,224	7
Total Single-Family	6,792	315	1,330	161,382	128,597
Multifamily:
Securitization products(4)	5,263	5,171	4,374	355,108	317,611
CRT products(3)	—	29	15	1,738	22
Total Multifamily	5,263	5,200	4,389	356,846	317,633
Other	—	7	5	79	472
Total	$12,055	$5,522	$5,724	$518,307	$446,702

	December 31, 2023
	Carrying Amounts of the Assets and Liabilities On the Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,272	$172	$427	$30,298	$24,600
Resecuritization products(2)	4,952	67	626	110,320	110,320
CRT products(3)	—	92	220	29,126	14
Total Single-Family	6,224	331	1,273	169,744	134,934
Multifamily:
Securitization products(4)	5,985	5,082	4,652	360,928	321,262
CRT products(3)	—	11	7	1,359	8
Total Multifamily	5,985	5,093	4,659	362,287	321,270
Other	—	7	5	117	468
Total	$12,209	$5,431	$5,937	$532,148	$456,672
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude less than $0.1 billion and $0.1 billion as of December 31, 2024 and December 31, 2023, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(3) Maximum exposure to loss is based on our expected recovery receivables and excludes our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Includes total assets of $0.7 billion and $0.3 billion as of December 31, 2024 and December 31, 2023, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.
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
Investments in Low Income Housing Tax Credits

We invest in LIHTC partnerships to support and preserve the supply of affordable housing. These investments do not provide us with a controlling financial interest in the underlying partnerships and we therefore do not consolidate these entities. We

FREDDIE MAC | 2024 Form 10-K	149

Financial Statements	Notes to Consolidated Financial Statements | Note 3
have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our consolidated balance sheets and totaled $4.3 billion as of December 31, 2024, and $3.5 billion as of December 31, 2023.

FREDDIE MAC | 2024 Form 10-K	150

Financial Statements	Notes to Consolidated Financial Statements | Note 4
NOTE 4
Mortgage Loans
The table below provides details of the loans on our consolidated balance sheets.
Table 4.1 - Mortgage Loans

	December 31, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$2,984	$13,265	$16,249	$3,527	$9,905	$13,432
Cost basis and fair value adjustments, net	(586)	(103)	(689)	(712)	221	(491)
Total held-for-sale loans, net	2,398	13,162	15,560	2,815	10,126	12,941
Held-for-investment UPB	3,063,211	87,416	3,150,627	2,996,509	59,203	3,055,712
Cost basis and fair value adjustments, net(1)	28,926	(450)	28,476	34,627	(291)	34,336
Allowance for credit losses	(6,381)	(393)	(6,774)	(6,057)	(326)	(6,383)
Total held-for-investment loans, net(2)	3,085,756	86,573	3,172,329	3,025,079	58,586	3,083,665
Total mortgage loans, net	$3,088,154	$99,735	$3,187,889	$3,027,894	$68,712	$3,096,606
(1)Includes ($0.7) billion and ($0.2) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of December 31, 2024 and December 31, 2023, respectively.
(2)Includes $2.4 billion and $1.8 billion of multifamily held-for-investment loans for which we have elected the fair value option as of December 31, 2024 and December 31, 2023, respectively.
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

FREDDIE MAC | 2024 Form 10-K	151

Financial Statements	Notes to Consolidated Financial Statements | Note 4
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 4.2 - Loans Purchased and Sold

	Year Ended December 31,
(In millions)	2024	2023	2022
Single-Family:
Purchases:
Held-for-investment loans	$346,408	$299,886	$540,472
Sales of held-for-sale loans(1)	2,072	1,253	2,211
Multifamily:
Purchases:
Held-for-investment loans	30,003	16,814	25,052
Held-for-sale loans	31,712	29,415	44,997
Sales of held-for-sale loans(2)	27,883	34,034	50,280
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
Table 4.3 - Loan Reclassifications(1)

	2024			2023
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$2,285	$75	$—	$1,968	$37	$—
Held-for-sale to held-for-investment(2)	233	19	19	191	16	20
Multifamily reclassifications from:
Held-for-investment to held-for-sale	1,322	12	(61)	6,760	4	(58)
Held-for-sale to held-for-investment	833	—	10	861	(1)	19
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

FREDDIE MAC | 2024 Form 10-K	152

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	December 31, 2024	December 31, 2023	Year Ended December 31, 2024
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,157	$12,682	$307
15-year or less, amortizing fixed-rate	511	519	8
Adjustable-rate and other	240	257	5
Total Single-Family	15,908	13,458	320
Total Multifamily	125	64	3
Total Single-Family and Multifamily	$16,033	$13,522	$323

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	December 31, 2023	December 31, 2022	Year Ended December 31, 2023
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,682	$9,307	$256
15-year or less, amortizing fixed-rate	519	427	7
Adjustable-rate and other	257	361	5
Total Single-Family	13,458	10,095	268
Total Multifamily	64	42	3
Total Single-Family and Multifamily	$13,522	$10,137	$271
(1)Excludes amounts related to loans for which we have elected the fair value option.
(2)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.
The table below provides the amount of accrued interest receivable presented on our consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that was charged off.
Table 4.5 - Accrued Interest Receivable and Related Charge-offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-offs
(In millions)	December 31, 2024	December 31, 2023	Year Ended December 31, 2024	Year Ended December 31, 2023
Single-Family loans	$9,776	$8,833	($223)	($232)
Multifamily loans	431	287	(1)	(2)
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

FREDDIE MAC | 2024 Form 10-K	153

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	December 31, 2024
	Year of Origination						Total
(In millions)	2024	2023	2022	2021	2020	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,642	$42,978	$109,174	$566,114	$544,209	$465,059	$1,775,176
> 60 to 80	125,634	106,407	182,774	225,774	48,905	9,859	699,353
> 80 to 90	52,612	69,714	61,282	10,650	813	311	195,382
> 90 to 100	70,104	20,274	8,820	949	124	74	100,345
> 100	168	435	777	59	19	56	1,514
Total 20- and 30-year or more, amortizing fixed-rate	296,160	239,808	362,827	803,546	594,070	475,359	2,771,770
Gross charge-offs for the period(1)	1	10	40	45	35	222	353
15-year or less, amortizing fixed-rate
≤ 60	5,664	4,353	21,308	110,094	85,662	52,305	279,386
> 60 to 80	5,326	3,012	3,986	927	44	7	13,302
> 80 to 90	856	338	103	7	—	—	1,304
> 90 to 100	377	19	10	—	—	—	406
> 100	2	—	—	—	—	—	2
Total 15-year or less, amortizing fixed-rate	12,225	7,722	25,407	111,028	85,706	52,312	294,400
Gross charge-offs for the period(1)	—	—	1	1	1	2	5
Adjustable-rate and other
≤ 60	384	438	1,793	3,355	1,338	11,123	18,431
> 60 to 80	1,065	1,309	2,457	661	49	139	5,680
> 80 to 90	466	766	767	17	1	12	2,029
> 90 to 100	241	150	112	2	—	3	508
> 100	—	2	11	—	—	1	14
Total adjustable-rate and other	2,156	2,665	5,140	4,035	1,388	11,278	26,662
Gross charge-offs for the period(1)	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	53,690	47,769	132,275	679,563	631,209	528,487	2,072,993
> 60 to 80	132,025	110,728	189,217	227,362	48,998	10,005	718,335
> 80 to 90	53,934	70,818	62,152	10,674	814	323	198,715
> 90 to 100	70,722	20,443	8,942	951	124	77	101,259
> 100	170	437	788	59	19	57	1,530
Total Single-Family loans	$310,541	$250,195	$393,374	$918,609	$681,164	$538,949	$3,092,832
Total gross charge-offs for the period(1)	$1	$10	$41	$47	$36	$225	$360

FREDDIE MAC | 2024 Form 10-K	154

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2023
	Year of Origination						Total
(In millions)	2023	2022	2021	2020	2019	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$39,500	$93,279	$513,267	$542,449	$94,348	$411,663	$1,694,506
> 60 to 80	105,384	183,251	318,965	95,102	12,402	7,296	722,400
> 80 to 90	55,973	90,785	27,750	1,272	213	262	176,255
> 90 to 100	51,994	23,460	1,542	71	16	77	77,160
> 100	28	912	24	9	5	88	1,066
Total 20- and 30-year or more, amortizing fixed-rate	252,879	391,687	861,548	638,903	106,984	419,386	2,671,387
Gross charge-offs for the period(1)	—	12	37	43	45	243	380
15-year or less, amortizing fixed-rate
≤ 60	4,221	20,246	121,709	98,338	12,488	56,493	313,495
> 60 to 80	3,973	8,314	4,491	278	19	5	17,080
> 80 to 90	623	509	25	—	—	—	1,157
> 90 to 100	198	33	1	—	—	—	232
> 100	1	1	—	—	—	1	3
Total 15-year or less, amortizing fixed-rate	9,016	29,103	126,226	98,616	12,507	56,499	331,967
Gross charge-offs for the period(1)	—	1	2	1	—	2	6
Adjustable-rate and other
≤ 60	356	1,650	3,325	1,465	586	12,950	20,332
> 60 to 80	1,153	2,651	1,105	89	25	227	5,250
> 80 to 90	689	1,040	48	3	—	18	1,798
> 90 to 100	317	276	2	—	—	8	603
> 100	—	16	—	—	—	4	20
Total adjustable-rate and other	2,515	5,633	4,480	1,557	611	13,207	28,003
Gross charge-offs for the period(1)	—	—	—	—	—	1	1
Total for all loan product types by current LTV ratio:
≤ 60	44,077	115,175	638,301	642,252	107,422	481,106	2,028,333
> 60 to 80	110,510	194,216	324,561	95,469	12,446	7,528	744,730
> 80 to 90	57,285	92,334	27,823	1,275	213	280	179,210
> 90 to 100	52,509	23,769	1,545	71	16	85	77,995
> 100	29	929	24	9	5	93	1,089
Total Single-Family loans	$264,410	$426,423	$992,254	$739,076	$120,102	$489,092	$3,031,357
Total gross charge-offs for the period(1)	$—	$13	$39	$44	$45	$246	$387
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

FREDDIE MAC | 2024 Form 10-K	155

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	December 31, 2024
	Year of Origination							Total
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans
Category:
Pass	$27,713	$14,471	$16,548	$7,179	$6,201	$7,921	$2,426	$82,459
Special mention	50	76	239	39	86	327	—	817
Substandard	—	29	444	329	200	276	—	1,278
Doubtful	—	—	—	—	—	—	—	—
Total	$27,763	$14,576	$17,231	$7,547	$6,487	$8,524	$2,426	$84,554

	December 31, 2023
	Year of Origination							Total
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans
Category:
Pass	$13,804	$17,845	$7,430	$6,345	$4,420	$3,254	$2,266	$55,364
Special mention	20	85	28	43	294	106	—	576
Substandard	—	33	188	259	223	464	—	1,167
Doubtful	—	—	—	—	—	—	—	—
Total	$13,824	$17,963	$7,646	$6,647	$4,937	$3,824	$2,266	$57,107
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
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,722,336	$27,090	$7,588	$14,756	$2,771,770	$465
15-year or less, amortizing fixed-rate	292,207	1,404	291	498	294,400	5
Adjustable-rate and other	26,019	309	101	233	26,662	33
Total Single-Family	3,040,562	28,803	7,980	15,487	3,092,832	503
Total Multifamily	84,288	60	80	126	84,554	75
Total Single-Family and Multifamily	$3,124,850	$28,863	$8,060	$15,613	$3,177,386	$578

FREDDIE MAC | 2024 Form 10-K	156

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,627,763	$25,528	$5,787	$12,309	$2,671,387	$406
15-year or less, amortizing fixed-rate	329,601	1,589	270	507	331,967	4
Adjustable-rate and other	27,317	342	95	249	28,003	49
Total Single-Family	2,984,681	27,459	6,152	13,065	3,031,357	459
Total Multifamily	57,031	12	—	64	57,107	23
Total Single-Family and Multifamily	$3,041,712	$27,471	$6,152	$13,129	$3,088,464	$482
(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both December 31, 2024 and December 31, 2023.
(2)Includes $2.6 billion and $2.0 billion of single-family loans that were in the process of foreclosure as of December 31, 2024 and December 31, 2023, respectively.
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
When we purchase single-family or multifamily loans from the trust, we record an extinguishment of the corresponding portion of debt of consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We purchased $8.0 billion and $5.7 billion in UPB of such loans from consolidated trusts during the years ended December 31, 2024 and December 31, 2023, respectively.
Loan Restructurings

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
The discounted cash flow model we use in measuring our Single-Family allowance for credit losses forecasts cash flows we expect to collect using our historical experience, including the effects of our loss mitigation activities involving borrowers experiencing financial difficulty. When we account for a loan restructuring as a continuation of the existing loan, we update the loan’s effective interest rate based on the restructured terms and recognize interest income prospectively using the new effective rate. We also update the prepayment-adjusted effective interest rate used to discount cash flows in measuring our allowance for credit losses to reflect the loan’s restructured terms. For loans that were restructured and accounted for as TDRs prior to our adoption of ASU 2022-02, and that have not been subsequently restructured, we continue to use the loan's prepayment-adjusted effective interest rate just prior to restructuring, with no adjustments for changes resulting from the restructuring. As a result, we continue to measure an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows for such legacy TDR loans.
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

FREDDIE MAC | 2024 Form 10-K	157

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
For purposes of the disclosure related to single-family loan restructurings involving borrowers experiencing financial difficulty, we exclude loans that were held-for-sale either at the time of restructuring or at the period end. The table below presents the period-end amortized cost basis of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented.
Table 4.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$18,526	$5,640	$78	$24,244	0.9%
15-year or less, amortizing fixed-rate	723	—	—	723	0.2
Adjustable-rate and other	177	13	2	192	0.7
Total Single-Family loan restructurings	$19,426	$5,653	$80	$25,159	0.8

	2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$16,774	$4,051	$128	$20,953	0.8%
15-year or less, amortizing fixed-rate	798	—	—	798	0.2
Adjustable-rate and other	179	19	5	203	0.7
Total Single-Family loan restructurings	$17,751	$4,070	$133	$21,954	0.7

FREDDIE MAC | 2024 Form 10-K	158

Financial Statements	Notes to Consolidated Financial Statements | Note 4
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in the trial period modification plans was $2.4 billion and $1.7 billion as of December 31, 2024 and December 31, 2023, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $8.0 billion and $8.3 billion related to payment deferral plans for 2024 and 2023, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 4.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.5%	168	$16
15-year or less, amortizing fixed-rate	—	10	12
Adjustable-rate and other	1.0	229	15

	2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.0%	175	$16
15-year or less, amortizing fixed-rate	—	0	15
Adjustable-rate and other	1.6	202	17
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
Table 4.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$3,287	$1,669	$21	$4,977
15-year or less, amortizing fixed-rate	104	—	—	104
Adjustable-rate and other	36	2	—	38
Total Single-Family	$3,427	$1,671	$21	$5,119

FREDDIE MAC | 2024 Form 10-K	159

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,488	$905	$302	$3,695
15-year or less, amortizing fixed-rate	97	—	—	97
Adjustable-rate and other	30	6	6	42
Total Single-Family	$2,615	$911	$308	$3,834
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
Table 4.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,011	$3,501	$2,685	$7,047	$24,244
15-year or less, amortizing fixed-rate	309	112	86	216	723
Adjustable-rate and other	73	25	19	75	192
Total Single-Family	$11,393	$3,638	$2,790	$7,338	$25,159

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,000	$2,619	$1,525	$5,809	$20,953
15-year or less, amortizing fixed-rate	432	88	57	220	797
Adjustable-rate and other	101	23	17	63	204
Total Single-Family	$11,533	$2,730	$1,599	$6,092	$21,954
Multifamily Loan Restructurings
We offer several types of restructurings to multifamily borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. In certain cases, we offer multifamily borrowers forbearance plans that allow borrowers to defer monthly payments during a defined period. After the forbearance period ends, the borrowers are required to repay forborne loan amounts in monthly installments. In addition, in certain cases, for maturing loans we may provide term extensions with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as interest rate reductions, term extensions, principal forbearance and/or forgiveness, or some combination of these items. The restructuring activities related to multifamily held-for-investment loans involving borrowers experiencing financial difficulty were not significant during 2024 and 2023.

FREDDIE MAC | 2024 Form 10-K	160

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Non-Cash Investing and Financing Activities

During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we acquired $230.6 billion, $215.0 billion, and $396.7 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $112.7 billion, $96.3 billion, and $174.6 billion of loans held-for-investment from sellers during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, to satisfy advances to lenders that were recorded in other assets on our consolidated balance sheets.

FREDDIE MAC | 2024 Form 10-K	161

Financial Statements	Notes to Consolidated Financial Statements | Note 5
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

FREDDIE MAC | 2024 Form 10-K	162

Financial Statements	Notes to Consolidated Financial Statements | Note 5
believe the potential amount of future payments we could be required to make is representative of the actual payments we will be required to make or the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements.
Table 5.1 - Financial Guarantees

	December 31, 2024
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,038	$24,470	$413	39
Other mortgage-related guarantees	7,941	7,941	127	27
Total Single-Family mortgage-related guarantees	37,979	32,411	540
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	$355,108	$317,611	$4,219	35
Other mortgage-related guarantees	10,846	10,831	364	34
Total Multifamily mortgage-related guarantees	365,954	328,442	4,583
Guarantees of Fannie Mae securities(4)	$104,120	$104,120	$—	37
Other	79	472	—	30

	December 31, 2023
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,289	$24,600	$382	40
Other mortgage-related guarantees	8,692	8,692	161	28
Total Single-Family mortgage-related guarantees	38,981	33,292	543
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	$360,928	$321,262	$4,577	36
Other mortgage-related guarantees	10,761	10,761	383	35
Total Multifamily mortgage-related guarantees	371,689	332,023	4,960
Guarantees of Fannie Mae securities(4)	$110,320	$110,320	$—	38
Other	117	468	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 6 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.7 billion and $0.3 billion as of December 31, 2024 and December 31, 2023, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.0 billion and $2.1 billion as of December 31, 2024 and December 31, 2023, respectively.
(4)    Excludes less than $0.1 billion and $0.1 billion as of December 31, 2024 and December 31, 2023, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.

FREDDIE MAC | 2024 Form 10-K	163

Financial Statements	Notes to Consolidated Financial Statements | Note 5
The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 5.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$33,454	$2,183	$852	$1,490	$37,979
Multifamily	363,983	335	117	1,519	365,954
Total	$397,437	$2,518	$969	$3,009	$403,933

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$34,524	$2,172	$827	$1,458	$38,981
Multifamily	369,785	850	98	956	371,689
Total	$404,309	$3,022	$925	$2,414	$410,670
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
Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 17 for information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at both December 31, 2024 and December 31, 2023.
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

FREDDIE MAC | 2024 Form 10-K	164

Financial Statements	Notes to Consolidated Financial Statements | Note 5
The table below presents our other off-balance sheet credit exposures.
Table 5.3 - Other Off-Balance Sheet Credit Exposures

(In millions)	December 31, 2024	December 31, 2023
Mortgage loan purchase commitments(1)	$12,416	$10,378
Unsettled securities purchased under agreements to resell, net(2)	10,650	22,276
Other commitments(3)	4,248	4,701
Total	$27,314	$37,355
(1)Includes $2.0 billion and $1.9 billion of commitments for which we have elected the fair value option as of December 31, 2024 and December 31, 2023, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 9 for additional information on commitments accounted for as derivative instruments.
(2)Net of $0.4 billion and $4.0 billion of unsettled securities sold under agreements to repurchase as of December 31, 2024 and December 31, 2023, respectively.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

FREDDIE MAC | 2024 Form 10-K	165

Financial Statements	Notes to Consolidated Financial Statements | Note 6
NOTE 6
Allowance for Credit Losses
For financial assets measured at amortized cost, we recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet.
The table below summarizes changes in our allowance for credit losses.
Table 6.1 - Details of the Allowance for Credit Losses

	December 31, 2024			December 31, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$6,402	$447	$6,849	$7,746	$147	$7,893	$5,440	$78	$5,518
Provision (benefit) for credit losses	374	102	476	(1,172)	300	(872)	1,772	69	1,841
Charge-offs	(511)	(2)	(513)	(643)	—	(643)	(505)	—	(505)
Recoveries collected	115	—	115	144	—	144	148	—	148
Other(1)	311	1	312	327	—	327	891	—	891
Ending balance	$6,691	$548	$7,239	$6,402	$447	$6,849	$7,746	$147	$7,893

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,381	$393	$6,774	$6,057	$326	$6,383	$7,314	$77	$7,391
Other(2)	310	155	465	345	121	466	432	70	502
Total ending balance	$6,691	$548	$7,239	$6,402	$447	$6,849	$7,746	$147	$7,893
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    2024 vs. 2023 - The provision for credit losses for 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
■    2023 vs. 2022 - The benefit for credit losses for 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices.
In addition, charge-offs decreased in 2024 compared to 2023 primarily due to a decrease in charge-offs of accrued interest receivable. Charge-offs increased in 2023 compared to 2022 due to a higher volume of transfers of single-family loans from held-for-investment to held-for-sale and the lower fair value of these loans as a result of higher mortgage interest rates.
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

FREDDIE MAC | 2024 Form 10-K	166

Financial Statements	Notes to Consolidated Financial Statements | Note 6
The discounted cash flow model we use to estimate the single-family loan allowance for credit losses forecasts cash flows over the loan’s remaining contractual term, adjusted for expectations of prepayments. As a result, we do not revert to historical loss information for single-family loans. Cash flow estimates are discounted at the loan’s prepayment-adjusted effective interest rate, which is adjusted for projections in the underlying benchmark interest rate for adjustable-rate loans. We project cash flows we expect to collect using our historical experience (which includes the effects of natural disasters), such as historical default rates and severity of loss, based on loan characteristics, such as current LTV ratios, delinquency status, geography, and borrowers' credit scores. These cash flow estimates incorporate probability of default and severity of losses and are adjusted for current and forecasted economic conditions, such as current and forecasted interest rates and house price growth rates, and estimated recoveries from loss mitigation activities, credit enhancements that are not freestanding contracts, and disposition of collateral, less estimated disposition costs.
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
Multifamily
We estimate the allowance for credit losses for multifamily loans using a loss-rate method to estimate the net amount of cash flows we expect to collect over the loan's remaining contractual terms, adjusted for expectations of prepayments. As a result, we do not revert to historical loss information for multifamily loans. The loss-rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics, our historical experience (which includes the effects of natural disasters), and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current NOI, current LTV ratio, interest rate type, underlying property type, and property location. We simulate multiple forecast paths of economic variables, property values, and NOI over the loan's remaining contractual life. We also consider as model inputs expected prepayments and expected recoveries from credit enhancements that are not freestanding contracts.
Our loss rates incorporate our own historical loan performance data, along with published historical commercial loan performance data where our data might be limited. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are nonrecourse to the borrower. As a result, the cash flows of the underlying property (including any credit enhancements that are not freestanding contracts) serve as the primary source of funds for repayment of the loan. For loans where we determined that the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, we measure the allowance for credit losses using the fair value of the underlying collateral, less estimated costs to sell, adjusted for estimated proceeds from credit enhancements that are not freestanding contracts. Factors considered by management in determining whether a borrower is experiencing financial difficulty include the borrower’s current payment status and an evaluation of the underlying property's operating performance as represented by its current DSCR, its available credit enhancements, the current LTV ratio, the management of the underlying property, and the property's geographic location.

FREDDIE MAC | 2024 Form 10-K	167

Financial Statements	Notes to Consolidated Financial Statements | Note 6
We review the outputs of our model considering qualitative factors such as current economic events and other factors not considered within the model to determine whether the model outputs are consistent with our expectations. Further management adjustments may be necessary to take into consideration the qualitative factors that have occurred but that are not yet reflected in the factors used to derive the model outputs or the uncertainty inherent in our projections. Significant judgment is exercised in making these adjustments.
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

FREDDIE MAC | 2024 Form 10-K	168

Financial Statements	Notes to Consolidated Financial Statements | Note 7
NOTE 7
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investment Securities

(In millions)	December 31, 2024	December 31, 2023
Trading securities	$51,872	$38,385
Available-for-sale securities	3,899	4,890
Total fair value of investment securities	$55,771	$43,275
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
We record purchases and sales of non-mortgage-related securities on the trade date. We record purchases and sales of mortgage-related securities on the expected settlement date, with a corresponding derivative recorded on the trade date.
We recognize interest income using the effective interest method, which considers the contractual terms of the security. Deferred items, including premiums, discounts, and other basis adjustments, are amortized into interest income over the contractual lives of the securities.
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
Table 7.2 - Trading Securities

(In millions)	December 31, 2024	December 31, 2023
Mortgage-related securities	$9,158	$8,113
Non-mortgage-related securities	42,714	30,272
Total fair value of trading securities	$51,872	$38,385
The table below provides details of our net trading gains (losses) recognized during the periods presented.
Table 7.3 - Net Trading Gains (Losses)

	Year Ended December 31,
(In millions)	2024	2023	2022
Net trading gains (losses)	$256	$440	($3,531)
Less: Net trading gains (losses) on securities sold	38	105	(1,685)
Net trading gains (losses) related to securities still held at period end	$218	$335	($1,846)

FREDDIE MAC | 2024 Form 10-K	169

Financial Statements	Notes to Consolidated Financial Statements | Note 7
Available-for-Sale Securities

At both December 31, 2024 and December 31, 2023, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our consolidated balance sheets.
Table 7.4 - Available-for-Sale Securities

	December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,528	$4	($100)	$3,432	$7
Other mortgage-related securities	287	194	(14)	467	3
Total available-for-sale securities	$3,815	$198	($114)	$3,899	$10

	December 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$4,467	$13	($110)	$4,370	$10
Other mortgage-related securities	340	188	(8)	520	3
Total available-for-sale securities	$4,807	$201	($118)	$4,890	$13
The fair value of our available-for-sale securities held at December 31, 2024 scheduled to contractually mature after ten years was $1.3 billion, with an additional $1.4 billion scheduled to contractually mature after five years through ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	December 31, 2024
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$448	($6)	$2,198	($95)
Other mortgage-related securities	33	—	31	(13)
Total available-for-sale securities in a gross unrealized loss position	$481	($6)	$2,229	($108)

	December 31, 2023
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$374	($1)	$3,006	($108)
Other mortgage-related securities	23	(4)	23	(5)
Total available-for-sale securities in a gross unrealized loss position	$397	($5)	$3,029	($113)
At December 31, 2024, the gross unrealized losses relate to 146 securities.
Gains and losses on the sale of securities are included in investment gains, net, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.

FREDDIE MAC | 2024 Form 10-K	170

Financial Statements	Notes to Consolidated Financial Statements | Note 7
The table below summarizes the total proceeds, gross realized gains, and gross realized losses from sales of available-for-sale securities.
Table 7.6 - Total Proceeds, Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

	Year Ended December 31,
(In millions)	2024	2023	2022
Gross realized gains	$9	$9	$34
Gross realized losses	(13)	(183)	(10)
Net realized gains (losses)	($4)	($174)	$24
Total proceeds	$1,175	$3,164	$1,371
Non-Cash Investing and Financing Activities

During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized $0.6 billion, $1.7 billion, and $9.0 billion, respectively, of investments in securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we derecognized $3.4 billion, $4.8 billion, and $13.3 billion respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.

FREDDIE MAC | 2024 Form 10-K	171

Financial Statements	Notes to Consolidated Financial Statements | Note 8
NOTE 8
Debt
The table below summarizes the balances of total debt on our consolidated balance sheets.
Table 8.1 - Total Debt

	December 31,
(In millions)	2024	2023
Debt of consolidated trusts	$3,122,941	$3,041,927
Debt of Freddie Mac:
Short-term debt	14,675	5,976
Long-term debt	167,333	160,443
Total debt of Freddie Mac	182,008	166,419
Total debt	$3,304,949	$3,208,346
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

FREDDIE MAC | 2024 Form 10-K	172

Financial Statements	Notes to Consolidated Financial Statements | Note 8
The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 8.2 - Debt of Consolidated Trusts

	December 31, 2024				December 31, 2023
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2025 - 2061	$2,701,936	$2,736,057	3.34%	2024 - 2061	$2,603,100	$2,640,550	3.06%
15-year or less, fixed-rate	2025 - 2040	291,054	294,875	2.30	2024 - 2039	326,242	331,291	2.20
Adjustable-rate and other	2025 - 2055	22,861	23,224	4.42	2024 - 2054	23,251	23,749	3.93
Total Single-Family		3,015,851	3,054,156			2,952,593	2,995,590
Multifamily	2025 - 2054	70,130	68,785	3.58	2024 - 2053	47,300	46,337	3.35
Total debt of consolidated trusts		$3,085,981	$3,122,941			$2,999,893	$3,041,927
(1)Includes $2.0 billion and $2.1 billion at December 31, 2024 and December 31, 2023, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 3.01% and 2.73% as of December 31, 2024 and December 31, 2023, respectively.
Short-Term Debt

The table below summarizes the balances and effective interest rates for our short-term debt (debt with original maturities of one year or less).
Table 8.3 - Short-Term Debt

	Year Ended December 31,
(Dollars in millions)	2024	2023
Par value	$14,716	$6,032
Carrying amount	14,675	5,976
Weighted average effective rate	4.59%	5.39%
Long-Term Debt

The table below summarizes our long-term debt.
Table 8.4 - Long-Term Debt

	December 31, 2024				December 31, 2023
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Fixed-rate(3)	2025 - 2054	$130,965	$126,815	3.09%	2024 - 2050	$159,079	$153,176	3.12%
Variable-rate(4)	2025 - 2034	35,906	35,893	5.16	2024 - 2028	1,916	1,908	4.89
Zero-coupon	2025 - 2039	4,748	3,254	6.22	2024 - 2039	4,836	3,149	6.17
Other(5)	2025 - 2053	1,324	1,371	10.90	2024 - 2053	2,177	2,210	10.93
Total long-term debt		$172,943	$167,333	3.65%		$168,008	$160,443	3.30%
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.3 billion and $0.4 billion at December 31, 2024 and December 31, 2023, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected. Includes hedge-related basis adjustments.
(2)Based on carrying amount. Excludes hedge-related basis adjustments.
(3)Includes $112.6 billion and $139.3 billion of callable debt as of December 31, 2024 and December 31, 2023, respectively.
(4)Includes $1.3 billion and $1.9 billion of callable debt as of December 31, 2024 and December 31, 2023, respectively.
(5)Includes STACR, SCR debt notes, and IO debt.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.

FREDDIE MAC | 2024 Form 10-K	173

Financial Statements	Notes to Consolidated Financial Statements | Note 8
The table below summarizes contractual maturities of long-term debt securities at December 31, 2024.
Table 8.5 - Contractual Maturities of Long-Term Debt(1)

(In millions)	Par Value
2025	$48,235
2026	45,007
2027	20,068
2028	8,307
2029	28,579
Thereafter	21,423
Total	$171,619
(1)Excludes $1.2 billion of STACR and $0.1 billion of SCR debt notes. Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty.

FREDDIE MAC | 2024 Form 10-K	174

Financial Statements	Notes to Consolidated Financial Statements | Note 9

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
Derivative Assets and Liabilities at Fair Value

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

FREDDIE MAC | 2024 Form 10-K	175

Financial Statements	Notes to Consolidated Financial Statements | Note 9

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	December 31, 2024			December 31, 2023
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$382,761	$1,512	($340)	$351,193	$1,638	($462)
Written options	33,117	—	(1,826)	48,227	—	(1,746)
Purchased options(1)	126,750	4,649	—	89,790	4,251	—
Futures	165,894	—	—	132,982	—	—
Total interest-rate risk management derivatives	708,522	6,161	(2,166)	622,192	5,889	(2,208)
Mortgage commitment derivatives	37,407	26	(40)	26,911	43	(10)
CRT-related derivatives(2)	28,962	—	(186)	30,578	—	(228)
Other	20,505	94	(695)	14,572	3	(567)
Total derivatives not designated as hedges	795,396	6,281	(3,087)	694,253	5,935	(3,013)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	159,086	209	(4,149)	172,202	276	(5,658)
Total derivatives designated as fair value hedges	159,086	209	(4,149)	172,202	276	(5,658)
Receivables (payables)		91	—		17	(36)
Netting adjustments(3)		(6,080)	6,282		(5,742)	7,834
Total derivative portfolio, net	$954,482	$501	($954)	$866,455	$486	($873)
(1)Includes swaptions on credit indices with a notional or contractual amount of $6.8 billion and $6.4 billion at December 31, 2024 and December 31, 2023, respectively, and a fair value of $1.0 million at both December 31, 2024 and December 31, 2023.
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

FREDDIE MAC | 2024 Form 10-K	176

Financial Statements	Notes to Consolidated Financial Statements | Note 9

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
A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated with three counterparties, all of which were investment grade as of December 31, 2024. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. None of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, were in a liability position at December 31, 2024 or December 31, 2023 and, as a result, we did not post cash or non-cash collateral in the normal course of business. Therefore, as of both December 31, 2024 and December 31, 2023, a downgrade in our credit ratings would not have required us to post additional collateral to our counterparties.
The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 9.2 - Offsetting of Derivatives

	December 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$6,360	($6,315)	$6,165	($7,866)
Cleared and exchange-traded derivatives	74	—	13	(36)
Mortgage commitment derivatives	53	(40)	47	(10)
Other	94	(881)	3	(795)
Total derivatives	6,581	(7,236)	6,228	(8,707)
Counterparty netting	(3,906)	3,906	(4,210)	4,210
Cash collateral netting(1)	(2,174)	2,376	(1,532)	3,624
Net amount presented in the consolidated balance sheets	501	(954)	486	(873)
Gross amount not offset in the consolidated balance sheets(2)	(190)	11	(366)	47
Net amount	$311	($943)	$120	($826)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets.

FREDDIE MAC | 2024 Form 10-K	177

Financial Statements	Notes to Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives not designated in qualifying hedge relationships. These amounts are reported on our consolidated statements of income as investment gains, net.
Table 9.3 - Gains and Losses on Derivatives

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest-rate risk management derivatives:
Swaps	$514	$359	$970
Written options	(134)	170	(903)
Purchased options	452	(335)	1,794
Futures	556	197	2,249
Total interest-rate risk management derivatives fair value gains (losses)	1,388	391	4,110
Mortgage commitment derivatives	103	17	2,743
CRT-related derivatives(1)	75	(176)	(172)
Other	(134)	11	(225)
Total derivatives not designated as hedges fair value gains (losses)	$1,432	$243	$6,456
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

FREDDIE MAC | 2024 Form 10-K	178

Financial Statements	Notes to Consolidated Financial Statements | Note 9

The table below presents the effects of fair value hedge accounting by consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.4 - Gains and Losses on Fair Value Hedges

	Year Ended December 31,
	2024		2023		2022
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our consolidated statements of income in which the effects of fair value hedges are recorded:	$117,877	($98,140)	$105,363	($86,821)	$83,458	($65,453)
Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(1,857)	—	671	—	(5,817)	—
Derivatives designated as hedging instruments	1,650	—	(854)	—	5,000	—
Interest accruals on hedging instruments	874	—	948	—	(294)	—
Discontinued hedge related basis adjustments amortization	202	—	198	—	(79)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(1,816)	—	(3,080)	—	7,130
Derivatives designated as hedging instruments	—	1,831	—	3,084	—	(7,267)
Interest accruals on hedging instruments	—	(3,261)	—	(4,065)	—	(1,053)
Discontinued hedge related basis adjustment amortization	—	(8)	—	(377)	—	(8)
Total impact of fair value hedge accounting	$869	($3,254)	$963	($4,438)	($1,190)	($1,198)
The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 9.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	December 31, 2024
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,117,060	($3,909)	($695)	($3,214)	$56,394	$12,070
Debt	(107,241)	4,050	—	19	—	—

	December 31, 2023
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,115,454	($2,253)	($220)	($2,033)	$59,786	$11,670
Mortgage loans held-for-sale	128	1	—	1	—	—
Debt	(143,407)	5,821	—	29	—	—

FREDDIE MAC | 2024 Form 10-K	179

Financial Statements	Notes to Consolidated Financial Statements | Note 10

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
We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses and we reasonably expect the borrower to continue to replenish the collateral to meet the requirements of the contract. As of December 31, 2024, all of our securities purchased under agreements to resell were fully collateralized.
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
We provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to greater counterparty credit risk for these institutions. As of December 31, 2024 and December 31, 2023, $2.8 billion and $1.1 billion, respectively, of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities.
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

FREDDIE MAC | 2024 Form 10-K	180

Financial Statements	Notes to Consolidated Financial Statements | Note 10

Table 10.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
(In millions)	Securities purchased under agreements to resell	Securities sold under agreements to repurchase	Securities purchased under agreements to resell	Securities sold under agreements to repurchase
Gross amount recognized	$108,338	($8,220)	$105,393	($10,245)
Amount offset in the consolidated balance sheets	(8,220)	8,220	(10,245)	10,245
Net amount presented in the consolidated balance sheets	100,118	—	95,148	—
Gross amount not offset in the consolidated balance sheets(1)	(100,118)	—	(95,148)	—
Net amount	$—	$—	$—	$—
(1)For securities purchased under agreements to resell, includes $104.9 billion and $104.2 billion of collateral that we had the right to repledge as of December 31, 2024 and December 31, 2023, respectively. We did not repledge collateral at December 31, 2024 and we repledged $0.4 billion of collateral at December 31, 2023.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 10.2 - Remaining Contractual Maturity

	December 31,
(In millions)	2024	2023
Overnight and continuous	$—	$—
30 days or less	8,220	10,245
After 30 days through 90 days	—	—
Greater than 90 days	—	—
Total	$8,220	$10,245
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.3 - Collateral in the Form of Securities Pledged

	December 31,
(In millions)	2024	2023
Trading securities	$9,559	$7,902
Other assets	—	4,555
Total	$9,559	$12,457

FREDDIE MAC | 2024 Form 10-K	181

Financial Statements	Notes to Consolidated Financial Statements | Note 11
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

FREDDIE MAC | 2024 Form 10-K	182

Financial Statements	Notes to Consolidated Financial Statements | Note 11
The table below provides a summary of our senior preferred stock outstanding at December 31, 2024.
Table 11.1 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustments:
2008	1.00	1.00	$1.00	$1,000	$1,000
2017	—	—	—	N/A	3,000
2019	—	—	—	N/A	3,674
2020	—	—	—	N/A	7,217
2021	—	—	—	N/A	11,420
2022	—	—	—	N/A	9,919
2023	—	—	—	N/A	9,431
2024	—	—	—	N/A	11,729
Total non-draw adjustments	1.00	1.00	1.00		57,390
Draw Adjustments:
2008	—	—	—	N/A	13,800
2009	—	—	—	N/A	36,900
2010	—	—	—	N/A	12,500
2011	—	—	—	N/A	7,971
2012	—	—	—	N/A	165
2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$129,038
No cash was received from Treasury under the Purchase Agreement in 2024 because we had positive net worth at December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024 and, consequently, FHFA did not request a draw on our behalf in 2024. At December 31, 2024, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement.
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
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock on our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant's exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings per share. The weighted average shares of common stock for the years ended December 31, 2024, 2023, and 2022 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

FREDDIE MAC | 2024 Form 10-K	183

Financial Statements	Notes to Consolidated Financial Statements | Note 11
additional Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.
The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2024.
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

FREDDIE MAC | 2024 Form 10-K	184

Financial Statements	Notes to Consolidated Financial Statements | Note 11
Stock-Based Compensation

Following the implementation of the conservatorship in September 2008, we suspended the operation of and/or ceased making grants under our stock-based compensation plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury's prior approval.
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2024 and 2023. At both December 31, 2024 and December 31, 2023, no RSUs or stock options were outstanding. There were 41,160 shares of restricted stock outstanding at both December 31, 2024 and December 31, 2023.
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
Dividends and Dividend Restrictions

We did not declare or pay any dividends in 2024, 2023, and 2022 on our common stock, senior preferred stock, or any other outstanding series of Freddie Mac preferred stock.
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
■    Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares outstanding, respectively, as of December 31, 2024. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock.
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

FREDDIE MAC | 2024 Form 10-K	185

Financial Statements	Notes to Consolidated Financial Statements | Note 12
NOTE 12
Net Interest Income
The table below presents the components of net interest income per our consolidated statements of income.
Table 12.1 - Components of Net Interest Income

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest income
Mortgage loans	$109,117	$96,985	$79,826
Investment securities	2,069	1,571	1,640
Securities purchased under agreements to resell	6,083	6,135	1,718
Other	608	672	274
Total interest income	117,877	105,363	83,458
Interest expense
Debt of consolidated trusts	(88,227)	(76,703)	(61,404)
Debt of Freddie Mac:
Short-term debt	(966)	(789)	(238)
Long-term debt	(8,947)	(9,329)	(3,811)
Total interest expense	(98,140)	(86,821)	(65,453)
Net interest income	19,737	18,542	18,005
(Provision) benefit for credit losses	(476)	872	(1,841)
Net interest income after (provision) benefit for credit losses	$19,261	$19,414	$16,164

FREDDIE MAC | 2024 Form 10-K	186

Financial Statements	Notes to Consolidated Financial Statements | Note 13

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
The table below presents the components of our federal income tax expense for the past three years. We are exempt from state and local income taxes.
Table 13.1 - Federal Income Tax Expense

	Year Ended December 31,
(In millions)	2024	2023	2022
Current income tax expense	($3,862)	($1,003)	($1,749)
Deferred income tax expense	942	(1,658)	(528)
Total income tax expense	($2,920)	($2,661)	($2,277)
Income tax expense increased from both 2023 to 2024 and 2022 to 2023 primarily due to an increase in pre-tax book income.
The table below presents the reconciliation between our federal statutory income tax rate and our effective tax rate for the past three years.
Table 13.2 - Reconciliation of Federal Statutory Income Tax Rate to Effective Tax Rate

	Year Ended December 31,
	2024		2023		2022
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($3,103)	21.0%	($2,772)	21.0%	($2,437)	21.0%
Tax-exempt interest	8	(0.1)	10	(0.1)	7	(0.1)
Tax credits	340	(2.3)	242	(1.8)	190	(1.6)
Valuation allowance	—	—	16	(0.1)	18	(0.2)
Proportional amortization of LIHTC investments	(253)	1.7	(184)	1.4	(143)	1.2
Other	88	(0.5)	27	(0.2)	88	(0.7)
Effective tax rate	($2,920)	19.8%	($2,661)	20.2%	($2,277)	19.6%
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

FREDDIE MAC | 2024 Form 10-K	187

Financial Statements	Notes to Consolidated Financial Statements | Note 13

The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2024 and December 31, 2023. The valuation allowance relates to capital loss carryforwards included in Other items, net that we expect to expire unused.
Table 13.3 - Deferred Tax Assets and Liabilities

(In millions)	December 31, 2024	December 31, 2023
Deferred tax assets:
Deferred fees	$1,699	$1,821
Basis differences related to derivative instruments	437	1,042
Credit related items and allowance for loan losses	1,360	863
Basis differences related to assets held-for-investment and held-for-sale	980	696
Other items, net	606	439
Total deferred tax assets	5,082	4,861
Deferred tax liabilities:
Basis differences related to fair value hedge accounting	(30)	(749)
Other items, net	(17)	(18)
Total deferred tax liabilities	(47)	(767)
Valuation allowance	(17)	(18)
Deferred tax assets, net	$5,018	$4,076
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
Based on all positive and negative evidence available at December 31, 2024, we determined that it is more likely than not that our net deferred tax assets, except for the deferred tax asset related to our capital loss carryforwards, will be realized. A valuation allowance of $17 million has been recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2024.

FREDDIE MAC | 2024 Form 10-K	188

Financial Statements	Notes to Consolidated Financial Statements | Note 14
NOTE 14
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Allocations and Results

Our measure of segment profit and loss for each segment is net income and comprehensive income calculated using the same accounting policies we use to prepare our general purpose financial statements in conformity with GAAP. The results of each reportable segment include directly attributable revenues and expenses. We allocate interest expense and other funding and hedging-related costs and returns on certain investments to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity. Our CODM, a committee consisting of our CEO, President, and CFO, uses net income and comprehensive income to assess performance, such as by comparisons to expected results and results of other industry participants, and allocate resources.

FREDDIE MAC | 2024 Form 10-K	189

Financial Statements	Notes to Consolidated Financial Statements | Note 14
The table below presents the financial results for our Single-Family and Multifamily segments.
Table 14.1 - Segment Financial Results

	Year Ended December 31, 2024
	Single-Family	Multifamily	Total
(In millions)
Net interest income
Interest income	$113,681	$4,196	$117,877
Interest expense	(95,168)	(2,972)	(98,140)
Net interest income	18,513	1,224	19,737
Non-interest income
Guarantee income	83	1,528	1,611
Investment gains, net	939	1,137	2,076
Other income	284	204	488
Non-interest income	1,306	2,869	4,175
Net revenues	19,819	4,093	23,912
(Provision) benefit for credit losses	(374)	(102)	(476)
Non-interest expense
Administrative expense(1)	(2,225)	(618)	(2,843)
Credit enhancement expense	(2,174)	(171)	(2,345)
Benefit for (decrease in) credit enhancement recoveries	(40)	4	(36)
Legislative and regulatory assessments	(3,178)	(55)	(3,233)
Other expense	(166)	(35)	(201)
Non-interest expense	(7,783)	(875)	(8,658)
Income before income tax expense	11,662	3,116	14,778
Income tax expense	(2,305)	(615)	(2,920)
Net income	9,357	2,501	11,858
Other comprehensive income (loss), net of taxes and reclassification adjustments	(1)	(4)	(5)
Comprehensive income	$9,356	$2,497	$11,853

FREDDIE MAC | 2024 Form 10-K	190

Financial Statements	Notes to Consolidated Financial Statements | Note 14

	Year Ended December 31, 2023
	Single-Family	Multifamily	Total
(In millions)
Net interest income
Interest income	$102,174	$3,189	$105,363
Interest expense	(84,517)	(2,304)	(86,821)
Net interest income	17,657	885	18,542
Non-interest income
Guarantee income	103	1,512	1,615
Investment gains, net	296	411	707
Other income	211	154	365
Non-interest income	610	2,077	2,687
Net revenues	18,267	2,962	21,229
(Provision) benefit for credit losses	1,172	(300)	872
Non-interest expense
Administrative expense(1)	(2,214)	(581)	(2,795)
Credit enhancement expense	(2,223)	(116)	(2,339)
Benefit for (decrease in) credit enhancement recoveries	(236)	47	(189)
Legislative and regulatory assessments	(3,085)	(46)	(3,131)
Other expense	(360)	(88)	(448)
Non-interest expense	(8,118)	(784)	(8,902)
Income before income tax expense	11,321	1,878	13,199
Income tax expense	(2,282)	(379)	(2,661)
Net income	9,039	1,499	10,538
Other comprehensive income (loss), net of taxes and reclassification adjustments	10	156	166
Comprehensive income	$9,049	$1,655	$10,704

FREDDIE MAC | 2024 Form 10-K	191

Financial Statements	Notes to Consolidated Financial Statements | Note 14

	Year Ended December 31, 2022
	Single-Family	Multifamily	Total
(In millions)
Net interest income
Interest income	$81,360	$2,098	$83,458
Interest expense	(64,293)	(1,160)	(65,453)
Net interest income	17,067	938	18,005
Non-interest income
Guarantee income	109	674	783
Investment gains, net	1,280	689	1,969
Other income	295	212	507
Non-interest income	1,684	1,575	3,259
Net revenues	18,751	2,513	21,264
(Provision) benefit for credit losses	(1,772)	(69)	(1,841)
Non-interest expense
Administrative expense(1)	(2,052)	(536)	(2,588)
Credit enhancement expense	(2,047)	(71)	(2,118)
Benefit for (decrease in) credit enhancement recoveries	224	12	236
Legislative and regulatory assessments	(3,076)	(55)	(3,131)
Other expense	(197)	(21)	(218)
Non-interest expense	(7,148)	(671)	(7,819)
Income before income tax expense	9,831	1,773	11,604
Income tax expense	(1,929)	(348)	(2,277)
Net income	7,902	1,425	9,327
Other comprehensive income (loss), net of taxes and reclassification adjustments	(24)	(318)	(342)
Comprehensive income	$7,878	$1,107	$8,985
(1)Includes salaries and employee benefits and professional services, technology, and occupancy.
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 14.2 - Segment Assets

(In millions)	December 31, 2024	December 31, 2023
Single-Family	$3,104,174	$3,038,910
Multifamily	466,635	440,797
Total segment assets	3,570,809	3,479,707
Reconciling items(1)	(184,117)	(198,731)
Total assets per consolidated balance sheets	$3,386,692	$3,280,976

(1)Reconciling items include (1) assets in our mortgage portfolio that are not recognized on our consolidated balance sheets and (2) assets recognized on our consolidated balance sheets that are not allocated to the reportable segments.

FREDDIE MAC | 2024 Form 10-K	192

Financial Statements	Notes to Consolidated Financial Statements | Note 15
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
Table 15.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	December 31, 2024
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region(2):
West	$918,364	30%	0.44%
Northeast	716,810	23	0.62
Southeast	548,723	18	0.73
Southwest	466,599	15	0.63
North Central	453,343	14	0.58
Total	$3,103,839	100%	0.59
State:
California	$514,619	17%	0.43
Texas	222,952	7	0.72
Florida	207,881	7	0.94
New York	135,095	4	0.88
Illinois	116,005	4	0.72
All other	1,907,287	61	0.55
Total	$3,103,839	100%	0.59
(1)Excludes UPB of loans underlying certain securitization products for which data was not available.
(2)Region designation: West (AK, AS, AZ, CA, GU, HI, ID, MP, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, U.S. VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI).
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

FREDDIE MAC | 2024 Form 10-K	193

Financial Statements	Notes to Consolidated Financial Statements | Note 15
The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio.
Table 15.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	December 31, 2024
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$114,639	25%	0.73%
West	113,427	24	0.16
Southwest	95,989	21	0.39
Southeast	95,681	20	0.17
North Central	46,899	10	0.67
Total	$466,635	100%	0.40
State(3):
California	$60,980	13%	0.23
Texas	60,505	13	0.45
Florida	40,332	9	0.14
New York	36,818	8	1.79
Georgia	19,752	4	0.08
All other	248,248	53	0.29
Total	$466,635	100%	0.40
(1)Based on loans two monthly payments or more delinquent or in foreclosure.
(2)Region designation: Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); West (AK, AS, AZ, CA, GU, HI, ID, MP, MT, NV, OR, UT, WA); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, U.S. VI); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI).
(3)Loans collateralized by properties located in multiple regions or states are reported entirely in the region or state with the largest UPB as of origination.
In the Multifamily mortgage portfolio, concentration of credit risk depends on the legal structure of the investments we hold. Our exposure to credit risk in our senior subordinate securitization products is minimal, as the expected credit risk is generally absorbed by the subordinate tranches, which are typically sold to third-party investors. As a result, our Multifamily mortgage credit risk is primarily related to loans that have not been securitized or loans underlying our fully guaranteed securitizations. See Note 3, Note 4, Note 5, and Note 6 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Single-Family Sellers and Servicers

We acquire a significant portion of our Single-Family loan purchase volume from several large sellers. Our top 10 sellers provided approximately 55% of our Single-Family purchase volume, including one seller that provided 10% or more of our Single-Family purchase volume during 2024.
We purchase single-family loans from both depository and non-depository sellers. Non-depository institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. Our top five non-depository sellers provided approximately 42% of our Single-Family purchase volume during 2024.
If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include, but are not limited to, the ability to require the seller or servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. Our current remedies framework provides for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" may result in a repurchase request or a repurchase alternative, such as recourse or indemnification. We implemented a pilot program in 2024 that provides participating sellers with a fee-based alternative to performing loan repurchases. The pilot program continues to maintain the protections related to delinquent loans outlined in the selling and servicing representation and warranty framework for mortgage loans.
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

FREDDIE MAC | 2024 Form 10-K	194

Financial Statements	Notes to Consolidated Financial Statements | Note 15
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
As of December 31, 2024, the UPB of loans subject to our repurchase requests issued to our Single-Family sellers and servicers was approximately $0.6 billion (this figure includes repurchase requests for which appeals were pending). During 2024, we recovered amounts with respect to $1.1 billion in UPB of loans subject to our repurchase requests.
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
Several large servicers hold the rights to service significant portions of our single-family loans. Our top 10 servicers held the rights to service approximately 55% of our Single-Family mortgage portfolio, including one servicer that held servicing rights for 10% or more of our Single-Family mortgage portfolio as of December 31, 2024. Our servicers may choose to use sub-servicers to execute servicing on their behalf.
We utilize both depository and non-depository servicers for single-family loans. Some of these non-depository servicers hold the rights to service a large share of our loans. As of December 31, 2024, approximately 29% of servicing rights for our Single-Family mortgage portfolio, excluding loans for which we do not exercise control over the associated servicing, was held by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
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
On August 17, 2022, FHFA and Ginnie Mae issued a joint announcement of their updated minimum financial eligibility requirements for Enterprise seller/servicers and Ginnie Mae issuers. Freddie Mac announced the updated changes on September 21, 2022. The new requirements contain changes related to incorporating enhanced definitions of capital and liquidity, reducing the procyclicality of the current liquidity requirements, and incorporating lessons learned from the pandemic. They also require certain Ginnie Mae issuers that may also be Freddie Mac servicers to maintain a minimum risk-based capital ratio of 6%. They also include higher supplemental requirements applicable only to large non-depositories, defined as non-depositories having $50 billion or more of total single-family servicing UPB, as well as a new origination liquidity requirement for sellers that originate greater than $1 billion in single-family first lien mortgages in the most recent calendar year. The majority of the requirements became effective on September 30, 2023, while the risk-based capital ratio requirement became effective on December 31, 2024.

FREDDIE MAC | 2024 Form 10-K	195

Financial Statements	Notes to Consolidated Financial Statements | Note 15
Multifamily Sellers and Servicers

We acquire a significant portion of our Multifamily loan purchase and guarantee volume from several large sellers. Our top 10 sellers provided approximately 70% of our Multifamily purchase and guarantee volume, including three sellers that each provided 10% or more of our Multifamily purchase and guarantee volume during 2024.
Significant portions of our multifamily loans are serviced by several large servicers. Our top 10 servicers serviced approximately 77% of our Multifamily mortgage portfolio, including three servicers that each serviced 10% or more of our Multifamily mortgage portfolio as of December 31, 2024.
Multifamily loans utilize both primary and master servicers. Primary servicers service unsecuritized mortgage loans and are also typically engaged by master servicers to service on their behalf the mortgage loans underlying securitizations. For a majority of our K Certificate securitizations, we utilize one of three large financial depository institutions as master servicer. However, one of these large depository institutions is in the process of selling their commercial mortgage servicing business (inclusive of the rights to master service certain K Certificate securitizations) to a non-depository institution with settlement expected in 2025, subject to customary closing conditions. For our other securitization products and a smaller number of K Certificate securitizations, we serve as master servicer. Multifamily primary servicers discussed above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also rely on master servicers of our multifamily securitization transactions to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed unrecoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and, therefore, do not present significant counterparty credit risk from this source.
Credit Enhancement Providers

We have counterparty credit risk relating to the potential insolvency of, or nonperformance by, mortgage insurers that insure single-family loans we purchase or guarantee. We also have similar exposure to insurers and reinsurers through our ACIS and other insurance transactions where we purchase insurance policies as part of our CRT activities.
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 6 for additional information. As of December 31, 2024, mortgage insurers provided primary mortgage insurance coverage with maximum loss limits of $174.4 billion for $658.1 billion of UPB in connection with our Single-Family mortgage portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall primary mortgage insurance coverage.
Table 15.3 - Primary Mortgage Insurer Concentration

Mortgage Insurance Coverage(1)
Mortgage Insurer	December 31, 2024
Mortgage Guaranty Insurance Corporation	18%
Radian Guaranty Inc.	17
Essent Guaranty, Inc.	17
Arch Mortgage Insurance Company	17
Enact	16
National Mortgage Insurance	15
Total	100%
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

FREDDIE MAC | 2024 Form 10-K	196

Financial Statements	Notes to Consolidated Financial Statements | Note 15
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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of December 31, 2024, including amounts related to our consolidated VIEs, the balance in our other investments portfolio was $162.7 billion. The balance consists primarily of cash, securities purchased under agreements to resell, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities.

FREDDIE MAC | 2024 Form 10-K	197

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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

FREDDIE MAC | 2024 Form 10-K	198

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
In many cases, we receive quotes from third-party pricing services or dealers and use those prices without adjustment. For a large majority of the assets and liabilities we value using pricing services and dealers, we obtain quotes from multiple external sources and use the median of the prices to measure fair value. The significant inputs used in the fair value measurement of assets and liabilities that are valued using the external pricing sources technique are the third-party quotes. Significant increases (decreases) in any of the third-party quotes in isolation may result in a significantly higher (lower) fair value measurement. In limited circumstances, we may be able to receive pricing information from only a single external source.
Valuation Techniques

The following table contains a description of the valuation techniques we use for fair value measurement and disclosure; the significant inputs used in those techniques (if applicable); the classification within the fair value hierarchy; and, for those measurements that we report on our consolidated balance sheets and are classified as Level 3 of the hierarchy, a narrative description of the uncertainty of the fair value measurement to changes in significant unobservable inputs. Although the uncertainties of the unobservable inputs are discussed below in isolation, interrelationships exist among the inputs such that a change in one unobservable input can result in a change to one or more of the other inputs. For example, a common interrelationship that affects our fair value measurements is between future interest rates, prepayment speeds, and probabilities of default. Generally, a change in the assumption used for future interest rates results in a directionally opposite change in the assumption used for prepayment speeds and a directionally similar change in the assumption used for probabilities of default.
Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

FREDDIE MAC | 2024 Form 10-K	199

Financial Statements	Notes to Consolidated Financial Statements | Note 16

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Investment Securities
U.S. Treasury Securities		Quoted prices in active markets	Level 1
Mortgage-related securities	Majority of mortgage-related securities	External pricing sources	Level 2 or 3
Certain securities with limited market activity	Discounted cash flows or risk metric pricing.
Significant inputs used in the discounted cash flow technique include OAS. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.
		Significant inputs used in the risk metric pricing technique include key risk metrics, such as key rate durations. Significant increases (decreases) in key rate durations in isolation would result in a significant increase (decrease) in the magnitude of change of fair value measurement in response to key rate movements. Under risk metric pricing, securities are valued by starting with a prior period price and adjusting that price for market changes in the key risk metric input used.	Level 3
Mortgage Loans
Single-Family loans	GSE securitization market	Benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our guarantee fee and our credit obligation related to performing our guarantee (see Guarantee obligations). The credit obligation is based on compensation we charge under current market pricing for loans that qualify under our current underwriting standards (Level 2) and internal credit models for loans that do not qualify under our current underwriting standards (Level 3).	Level 2 or 3
	Whole loan market	External pricing sources, referencing market activity for deeply delinquent and modified loans, where available.	Level 3
	Certain held-for-investment	Internal models that estimate the fair value of the underlying collateral for impaired loans. Significant inputs used by our internal models include REO disposition, short sale, and third-party sale values, combined with mortgage loan level characteristics using the repeat housing sales index to estimate the current fair value of the mortgage loan. Significant increases (decreases) in the historical average sales proceeds per mortgage loan in isolation would result in significantly higher (lower) fair value measurements.	Level 3
Multifamily loans	Held-for-sale	Discounted cash flows based on observable K Certificate market spreads.	Level 2
		Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV ratio and DSCR.	Level 3
	Held-for-investment	Discounted cash flows based on observable K Certificate market spreads.	Level 2
		Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV ratio and DSCR.	Level 3
Debt
Debt of consolidated trusts		See Mortgage-related securities	Level 2 or 3
Debt of Freddie Mac		External pricing sources	Level 2
Published yield matrices

FREDDIE MAC | 2024 Form 10-K	200

Financial Statements	Notes to Consolidated Financial Statements | Note 16

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Other Assets / Other Liabilities
Derivatives	Exchange-traded futures	Quoted prices in active markets	Level 1
	Interest-rate swaps	Discounted cash flows. Significant inputs include market-based interest rates.	Level 2
	Option-based derivatives	Option-pricing models. Significant inputs include interest-rate volatility matrices.	Level 2
	Purchase and sale commitments	See Mortgage-related securities	Level 2
Loan commitments	Multifamily loan purchase commitments	See Multifamily loans	Level 2 or 3
Guarantee assets	Single-Family	External pricing sources with adjustments for specific loan characteristics.	Level 3
	Multifamily	Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.	Level 3
Guarantee obligations	Single-Family	Delivery and guarantee fees that we charge under our current market pricing.	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	Multifamily	Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily guarantee assets.	Level 3

FREDDIE MAC | 2024 Form 10-K	201

Financial Statements	Notes to Consolidated Financial Statements | Note 16
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 16.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,316	$583	$—	$3,899
Trading:
Mortgage-related securities	—	6,131	3,027	—	9,158
Non-mortgage-related securities	42,289	425	—	—	42,714
Total trading securities	42,289	6,556	3,027	—	51,872
Total investment securities	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	—	10,099	1,295	—	11,394
Mortgage loans held-for-investment	—	1,572	841	—	2,413
Other assets:
Guarantee assets	—	—	5,126	—	5,126
Derivative assets, net	9	6,387	94	(5,989)	501
Other assets	—	24	219	—	243
Total other assets	9	6,411	5,439	(5,989)	5,870
Total assets carried at fair value on a recurring basis	$42,298	$27,954	$11,185	($5,989)	$75,448
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,996	$17	$—	$2,013
Debt of Freddie Mac	—	241	85	—	326
Total debt	—	2,237	102	—	2,339
Other liabilities:
Derivative liabilities, net	—	7,116	120	(6,282)	954
Other liabilities	—	5	19	—	24
Total other liabilities	—	7,121	139	(6,282)	978
Total liabilities carried at fair value on a recurring basis	$—	$9,358	$241	($6,282)	$3,317

FREDDIE MAC | 2024 Form 10-K	202

Financial Statements	Notes to Consolidated Financial Statements | Note 16

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$4,212	$678	$—	$4,890
Trading:
Mortgage-related securities	—	5,342	2,771	—	8,113
Non-mortgage-related securities	29,854	418	—	—	30,272
Total trading securities	29,854	5,760	2,771	—	38,385
Total investment securities	29,854	9,972	3,449	—	43,275
Mortgage loans held-for-sale	—	6,460	896	—	7,356
Mortgage loans held-for-investment	—	1,333	473	—	1,806
Other assets:
Guarantee assets	—	—	5,351	—	5,351
Derivative assets, net	—	6,209	2	(5,725)	486
Other assets	—	92	166	—	258
Total other assets	—	6,301	5,519	(5,725)	6,095
Total assets carried at fair value on a recurring basis	$29,854	$24,066	$10,337	($5,725)	$58,532
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,707	$343	$—	$2,050
Debt of Freddie Mac	—	336	90	—	426
Total debt	—	2,043	433	—	2,476
Other liabilities:
Derivative liabilities, net	—	8,608	63	(7,798)	873
Other liabilities	—	—	—	—	—
Total other liabilities	—	8,608	63	(7,798)	873
Total liabilities carried at fair value on a recurring basis	$—	$10,651	$496	($7,798)	$3,349
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

FREDDIE MAC | 2024 Form 10-K	203

Financial Statements	Notes to Consolidated Financial Statements | Note 16
Table 16.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Year Ended December 31, 2024
	Balance, January 1, 2024	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2024	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2024(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2024
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities	$3,449	($435)	($3)	$816	$—	$—	($207)	$—	($10)	$3,610	$54	($2)
Mortgage loans held-for-sale	896	(20)	—	2,156	—	(1,557)	(1)	35	(214)	1,295	(35)	—
Mortgage loans held-for-investment	473	(42)	—	—	—	—	(241)	688	(37)	841	(43)	—
Other assets	5,519	181	—	(14)	628	(14)	(861)	—	—	5,439	172	—
Total assets	$10,337	($316)	($3)	$2,958	$628	($1,571)	($1,310)	$723	($261)	$11,185	$148	($2)

Liabilities
Total liabilities	$496	$29	$—	$13	$69	$—	($41)	$—	($325)	$241	($6)	$—

	Year Ended December 31, 2023
	Balance, January 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities	$3,625	($538)	($5)	$634	$—	$—	($225)	$—	($42)	$3,449	$112	($4)
Mortgage loans held-for-sale	310	6	—	2,038	—	(1,152)	(24)	12	(294)	896	32	—
Mortgage loans held-for-investment	110	(81)	—	—	—	—	(15)	530	(71)	473	(84)	—
Other assets	5,573	138	—	(20)	736	(3)	(905)	—	—	5,519	137	—
Total assets	$9,618	($475)	($5)	$2,652	$736	($1,155)	($1,169)	$542	($407)	$10,337	$197	($4)

Liabilities
Total liabilities	$485	($27)	$—	($3)	$98	$—	($57)	$—	$—	$496	($51)	$—

	Year Ended December 31, 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2022	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2022(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities	$4,672	($1,279)	($103)	$894	$—	($86)	($483)	$30	($20)	$3,625	($596)	($41)
Mortgage loans held-for-sale	—	(54)	—	—	—	(94)	(26)	486	(2)	310	(53)	—
Mortgage loans held-for-investment	—	(27)	—	—	—	—	(12)	149	—	110	(27)	—
Other assets	6,020	(721)	—	(13)	1,233	(10)	(936)	—	—	5,573	(721)	—
Total assets	$10,692	($2,081)	($103)	$881	$1,233	($190)	($1,457)	$665	($22)	$9,618	($1,397)	($41)

Liabilities
Total liabilities	$318	$93	$—	($20)	$163	$—	($69)	$—	$—	$485	$124	$—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

FREDDIE MAC | 2024 Form 10-K	204

Financial Statements	Notes to Consolidated Financial Statements | Note 16
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis.
Table 16.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,344	External pricing sources	Price	$0.0 - $3,652.7	$99.1
	1,266	Other
Mortgage loans held-for-sale	1,295	External pricing sources	Price	$87.8 - $104.4	$96.4
Mortgage loans held-for-investment	841	External pricing sources	Price	$29.2 - $100.0	$83.1
Other assets	4,816	Discounted cash flows	OAS	17 - 3,500 bps	48 bps
	623	Other
Total level 3 assets	$11,185

Liabilities
Total level 3 liabilities	$241

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,574	External pricing sources	Price	$0.0 - $4,471.7	$133.8
	875	Other
Mortgage loans held-for-sale	896	External pricing sources	Price	$59.3 - $110.4	$100.3
Mortgage loans held-for-investment	473	External pricing sources	Price	$24.7 - $99.2	$74.7
Other assets	5,014	Discounted cash flows	OAS	17 - 233 bps	47 bps
	505	Other
Total level 3 assets	$10,337

Liabilities
Total level 3 liabilities	$496
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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 16.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	December 31, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$303	$1,474	$1,777	$—	$640	$1,578	$2,218
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

FREDDIE MAC | 2024 Form 10-K	205

Financial Statements	Notes to Consolidated Financial Statements | Note 16
Table 16.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,292	External pricing sources	Price	$74.1 - $100.4	$82.3
	182	Other
Total	$1,474

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,394	External pricing sources	Price	$72.9 - $98.8	$82.4
	184	Other
Total	$1,578
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

FREDDIE MAC | 2024 Form 10-K	206

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
Table 16.6 - Fair Value of Financial Instruments

		December 31, 2024
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,534	$5,534	$—	$—	$—	$5,534
Securities purchased under agreements to resell	Amortized cost	100,118	—	108,338	—	(8,220)	100,118
Investments securities:
Available-for-sale	FV - OCI	3,899	—	3,316	583	—	3,899
Trading	FV - NI	51,872	42,289	6,556	3,027	—	51,872
Total investments securities		55,771	42,289	9,872	3,610	—	55,771
Mortgage loans:
Mortgage loans held-for-sale		15,560	—	11,943	3,764	—	15,707
Mortgage loans held-for-investment, net of allowance for credit losses		3,172,329	—	2,469,708	286,371	—	2,756,079
Total mortgage loans	Various(4)	3,187,889	—	2,481,651	290,135	—	2,771,786
Other assets:
Guarantee assets	FV - NI	5,126	—	—	5,128	—	5,128
Derivative assets, net	FV - NI	501	9	6,387	94	(5,989)	501
Other assets(5)	Various	1,801	—	323	1,607	—	1,930
Total other assets		7,428	9	6,710	6,829	(5,989)	7,559
Total financial assets		$3,356,740	$47,832	$2,606,571	$300,574	($14,209)	$2,940,768
Financial liabilities
Debt:
Debt of consolidated trusts		$3,122,941	$—	$2,699,412	$380	$—	$2,699,792
Debt of Freddie Mac		182,008	—	187,287	3,283	(8,220)	182,350
Total debt	Various(6)	3,304,949	—	2,886,699	3,663	(8,220)	2,882,142
Other liabilities:
Guarantee obligations	Amortized cost	5,072	—	98	6,362	—	6,460
Derivative liabilities, net	FV - NI	954	—	7,116	120	(6,282)	954
Other liabilities(5)	FV - NI	23	—	701	109	—	810
Total other liabilities		6,049	—	7,915	6,591	(6,282)	8,224
Total financial liabilities		$3,310,998	$—	$2,894,614	$10,254	($14,502)	$2,890,366

FREDDIE MAC | 2024 Form 10-K	207

Financial Statements	Notes to Consolidated Financial Statements | Note 16

		December 31, 2023
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$6,019	$6,019	$—	$—	$—	$6,019
Securities purchased under agreements to resell	Amortized cost	95,148	—	105,393	—	(10,245)	95,148
Investments securities:
Available-for-sale	FV - OCI	4,890	—	4,212	678	—	4,890
Trading	FV - NI	38,385	29,854	5,760	2,771	—	38,385
Total investments securities		43,275	29,854	9,972	3,449	—	43,275
Mortgage loans:
Mortgage loans held-for-sale		12,941	—	9,276	3,868	—	13,144
Mortgage loans held-for-investment, net of allowance for credit losses		3,083,665	—	2,466,127	254,877	—	2,721,004
Total mortgage loans	Various(4)	3,096,606	—	2,475,403	258,745	—	2,734,148
Other assets:
Guarantee assets	FV - NI	5,351	—	—	5,353	—	5,353
Derivative assets, net	FV - NI	486	—	6,209	2	(5,725)	486
Other assets(5)	Various	2,107	—	946	1,165	—	2,111
Total other assets		7,944	—	7,155	6,520	(5,725)	7,950
Total financial assets		$3,248,992	$35,873	$2,597,923	$268,714	($15,970)	$2,886,540
Financial liabilities
Debt:
Debt of consolidated trusts		$3,041,927	$—	$2,673,019	$727	$—	$2,673,746
Debt of Freddie Mac		166,419	—	173,877	3,391	(10,245)	167,023
Total debt	Various(6)	3,208,346	—	2,846,896	4,118	(10,245)	2,840,769
Other liabilities:
Guarantee obligations	Amortized cost	5,451	—	103	6,023	—	6,126
Derivative liabilities, net	FV - NI	873	—	8,608	63	(7,798)	873
Other liabilities(5)	FV - NI	14	—	465	194	—	659
Total other liabilities		6,338	—	9,176	6,280	(7,798)	7,658
Total financial liabilities		$3,214,684	$—	$2,856,072	$10,398	($18,043)	$2,848,427
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.2 trillion, $4.2 billion and $13.8 billion as of December 31, 2024, respectively, and $3.1 trillion, $5.6 billion and $9.2 billion as of December 31, 2023, respectively.
(5)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(6)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $2.3 billion as of December 31, 2024, respectively, and $3.2 trillion and $2.5 billion as of December 31, 2023, respectively.
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

FREDDIE MAC | 2024 Form 10-K	208

Financial Statements	Notes to Consolidated Financial Statements | Note 16
recurring basis, with subsequent gains or losses related to changes in fair value (net of accrued interest income) reported in investment gains, net, on our consolidated statements of income. We elected to report separately the portion of the changes in fair value of the loans related to accrued interest from the remaining changes in fair value. Related interest income continues to be reported, based on the stated terms of the loans, as interest income on our consolidated statements of income. The multifamily loan commitments are included in other assets or liabilities on our consolidated balance sheets and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value included in investment gains, net, on our consolidated statements of income.
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
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 16.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	December 31, 2024			December 31, 2023
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$11,394	$11,470	($76)	$7,356	$7,080	$276
Mortgage loans held-for-investment	2,413	2,710	(297)	1,806	2,095	(289)
Debt of Freddie Mac	152	150	2	240	234	6
Debt of consolidated trusts	1,689	1,817	(128)	1,705	1,799	(94)
Other assets (other liabilities)	1	N/A	N/A	95	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both December 31, 2024 and December 31, 2023.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our consolidated statements of income.
Table 16.8 - Changes in Fair Value under the Fair Value Option Election

	December 31, 2024	December 31, 2023	December 31, 2022
(In millions)	Gains (losses)
Mortgage loans held-for-sale	($189)	($59)	($987)
Mortgage loans held-for-investment	(39)	(29)	(154)
Debt of Freddie Mac	14	30	(30)
Debt of consolidated trusts	51	(6)	458
Other assets/other liabilities	516	207	(362)
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

FREDDIE MAC | 2024 Form 10-K	209

Financial Statements	Notes to Consolidated Financial Statements | Note 17
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
In August 2018, the District Court denied the plaintiff's motion for class certification. On April 6, 2023, the Sixth Circuit reversed the District Court's September 17, 2020 decision to grant the plaintiff's request for summary judgment and enter final judgment in favor of Freddie Mac and other defendants. The Sixth Circuit remanded the case to the District Court for further proceedings. On May 3, 2024, defendants filed motions for summary judgment, which remain pending. The trial in the District Court is scheduled to begin on October 6, 2025.
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

FREDDIE MAC | 2024 Form 10-K	210

Financial Statements	Notes to Consolidated Financial Statements | Note 17
Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.
Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 2023, we recorded a $313 million accrual in other expense on our condensed consolidated statements of income for the adverse judgment. On March 20, 2024, the District Court entered final judgment. On April 17, 2024, the defendants filed a motion requesting entry of judgment in their favor notwithstanding the jury verdict, which has been fully briefed.

FREDDIE MAC | 2024 Form 10-K	211

Financial Statements	Notes to Consolidated Financial Statements | Note 18
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
FHFA established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae in December 2020. Our current capital levels are below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF's advanced approaches requirements, the compliance date is January 1, 2028 or any later compliance date specified by FHFA.
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
■ The stability capital buffer is tailored to the risk that our default or other financial distress could pose to the liquidity, efficiency, competitiveness, or resiliency of national housing finance markets. The stability capital buffer is based on our share of residential mortgage debt outstanding. As of December 31, 2024, our stability capital buffer was 0.75% of ATA.
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

FREDDIE MAC | 2024 Form 10-K	212

Financial Statements	Notes to Consolidated Financial Statements | Note 18
Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 18.1 - ERCF Available Capital and Capital Requirements

(In billions)			December 31, 2024		December 31, 2023
Adjusted total assets			$3,817		$3,775
Risk-weighted assets (standardized approach)			1,118		1,009

	December 31, 2024
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($6)	$89	$89	(0.5)%	8.0%	8.0%
CET1 capital	(32)	50	107	(2.9)	4.5	9.6
Tier 1 capital	(18)	67	124	(1.6)	6.0	11.1
Adjusted total capital	(18)	89	146	(1.6)	8.0	13.1
Leverage capital:
Core capital	(13)	95	95	(0.3)	2.5	2.5
Tier 1 capital	(18)	95	109	(0.5)	2.5	2.9

	December 31, 2023
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($18)	$81	$81	(1.8)%	8.0%	8.0%
CET1 capital	(43)	45	96	(4.3)	4.5	9.5
Tier 1 capital	(29)	60	111	(2.9)	6.0	11.0
Adjusted total capital	(29)	81	132	(2.9)	8.0	13.0
Leverage capital:
Core capital	(25)	95	95	(0.7)	2.5	2.5
Tier 1 capital	(29)	95	106	(0.8)	2.5	2.8
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

FREDDIE MAC | 2024 Form 10-K	213

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by a company's internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2024 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP's report appears in Financial Statements — Report of Independent Registered Public Accounting Firm.
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

FREDDIE MAC | 2024 Form 10-K	214

Controls and Procedures
Management, including the company's CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. As a result of management's evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2024, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Management's Report on Internal Control Over Financial Reporting, we have one material weakness in internal control over financial reporting as of December 31, 2024 that we have not remediated.
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
Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our consolidated financial statements for the year ended December 31, 2024 have been prepared in conformity with GAAP.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2024
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREDDIE MAC | 2024 Form 10-K	215

Other Information
Other Information
OTHER INFORMATION
Insider Trading Arrangements
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 4Q 2024. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FREDDIE MAC | 2024 Form 10-K	216

Directors, Corporate Governance, and Executive Officers	Directors

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
The Conservator executed a written consent, effective January 14, 2025, electing each of the 12 directors listed below.

■	Mark H. Bloom	■	Aleem Gillani	■	Allan P. Merrill
■	Kathleen L. Casey	■	Luke S. Hayden	■	Jane E. Prokop
■	Kevin G. Chavers	■	Christopher E. Herbert	■	Diana W. Reid
■	Lance F. Drummond	■	Grace A. Huebscher	■	Roy Swan
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
We did not submit for re-election, and the Conservator did not re-elect, Mark B. Grier, who retired from the Board effective January 14, 2025, the effective date of the Conservator's written consent, because he reached the age limit set forth in the Corporate Governance Rule. See our Current Report on Form 8-K filed on January 17, 2025.
Director Criteria, Qualifications, Experience, Tenure, and Diversity
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
At Freddie Mac, we recognize that diversity among Board members increases diversity of thought on the Board of Directors, which results in better business decisions that consider the perspectives of all stakeholders. FHFA regulation (12 CFR § 1223.21(b)) requires us to ensure, to the extent possible in balance with financially safe and sound business practices, inclusion

FREDDIE MAC | 2024 Form 10-K	217

Directors, Corporate Governance, and Executive Officers	Directors

of individuals with different racial or ethnic backgrounds, women, and individuals with disabilities in our process of nominating directors, as we do in all of our activities.
Our Board of Directors is composed of members with a variety of backgrounds and overall experience. Our Board also values having a balance of longer-serving directors with institutional knowledge and newer directors that bring fresh perspectives and ideas.
The charts below provide information on the composition of our Board of Directors by demographic background and tenure, as of February 12, 2025.

Director Biographical Information
The following summarizes each director's Board service, experience, qualifications, attributes, and/or skills that led to their selection as a director, and provides other biographical information, as of February 12, 2025.
Mark H. Bloom

Age 60
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
■    Global Chief Technology Officer and a member of the Management Board of Aegon N.V. (2016-2021)
■    Various positions at Citigroup, Inc., including Managing Director, Head of Global Consumer Digital and Operations Technology (2007-2016)
■    Various positions at JPMorgan Chase & Company, including SVP, Chase Home Finance Technology (2001-2007)
■    SVP, eBusiness Solutions at CACI International, Inc. (1999-2001)

FREDDIE MAC | 2024 Form 10-K	218

Directors, Corporate Governance, and Executive Officers	Directors

Kathleen L. Casey

Age 58
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
■    Member of the Governing Board of the Center for Audit Quality (2024-present)
■    Member of the Advisory Board of Sterman Masser, Inc. (2024-present)
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
■    Member of the Financial Accounting Foundation Board of Trustees (2018-2022); Chair (2020-2022)
■    Member of the International Valuation Standards Council Board of Trustees (2016-2022)
■    Chair of the Alternative Investment Management Association Council (2012-2016)
Kevin G. Chavers

Age 61
Director since February 2022
Freddie Mac Committees:
•	Audit
•	Compensation and Human Capital, Chair
•	Executive
•	Mission and Housing Sustainability
Public Company Directorships:
•	Chimera Investment Corporation
Mr. Chavers is an experienced executive with an extensive professional background in the real estate and mortgage finance industry. He brings more than 30 years of experience across a variety of roles in the industry, including mortgage finance, capital markets, business operations and strategy, and public and private housing finance policy.
Experience and Qualifications
■    Founder of BlackAcre Investment Management (2025-present)
■    Various positions at BlackRock, Inc., including Managing Director, Global Fixed Income Investment Team, Managing Director, Global Public Policy Group, and Managing Director, BlackRock Solutions, Financial Markets Advisory Group (2011-2021)
■    Various positions at Morgan Stanley, including Managing Director, Senior Relationship Management and Head, Mortgage Strategy & Execution (2003-2011)
■    VP, Principal Finance Group, Mortgage Securities Department at Goldman Sachs & Company (1998-2003)
■    Various positions in the U.S. Government (1989-1998), including President of Ginnie Mae (1995-1998)

FREDDIE MAC | 2024 Form 10-K	219

Directors, Corporate Governance, and Executive Officers	Directors

■    Associate at Milbank, Tweed, Hadley & McCloy LLP (1987-1989)
■    Member of the Board, Compensation and Risk Committees of Chimera Investment Corporation, Inc. (2021-present)
■    Member of the Board and Audit Committee of SMBC Americas Holdings, Inc. (2021-present)
■    Member of the Board of Toorak Capital Partners (2021-present)
■    Member of the Advisory Board of Ivory Innovations (2022-present)
■    Independent Trustee of Optimum Funds (2021-present)
Lance F. Drummond

Age 70
Director since July 2015
Non-Executive Chair of the Board since February 2024
Freddie Mac Committees:
• Executive, Chair
Public Company Directorships:
• United Community Banks, Inc.
• AvidXchange Holdings, Inc.
Mr. Drummond is an experienced executive with more than 40 years of experience. He brings extensive experience across a variety of industries and disciplines, with a specialty in business transforming strategy development and execution, operations, technology, process re-engineering, and executive compensation oversight. Mr. Drummond has served as Non-Executive Chair of the Board since February 19, 2024.
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
■    Various positions with Eastman Kodak Company, including Chief Operating Officer and Corporate VP of Kodak Professional Division (1976-2002)
■    Member of the Board and Executive and Risk Committees, Chair of the Nominating and Governance Committee, and former member of the Talent & Compensation Committee of United Community Banks, Inc. (2018-present)
■    Member of the Board and Human Capital & Compensation Committee and Chair of the Risk Management Committee of AvidXchange (2020-present)
■    Member of the Board and Compensation and Human Capital Committee and Chair of the Audit Committee of the Financial Industry Regulatory Authority (FINRA) (2018-2024)
■    Member of the Board and Audit Committee of CurAegis Technologies, Inc. (2018-2020)
Aleem Gillani

Age 62
Director since January 2019
Freddie Mac Committees:
•	Audit, Chair
•	Executive
•	Nominating and Governance
Public Company Directorships:
•	U.S. Bancorp

Mr. Gillani is an experienced executive with a wealth of experience in sophisticated financial institutions. His blend of industry, financial, risk management, and executive leadership experience provides valuable contributions to the Board of Directors' oversight of internal controls over financial reporting and risk management matters and helps guide Freddie Mac in its mission to support the liquidity and stability of the housing market.
Experience and Qualifications
■    Various positions with SunTrust Banks, Inc., including CFO and Corporate EVP, EVP and Corporate Treasurer, and SVP and Chief Market Risk Officer (2007-2018)

FREDDIE MAC | 2024 Form 10-K	220

Directors, Corporate Governance, and Executive Officers	Directors

■    SVP and Chief Market Risk Officer of PNC Financial Services Group, Inc. (2004-2007)
■    Chief Market Risk Officer of BankBoston and FleetBoston Corp. (1996-2004)
■    Advanced Management Program, Harvard Business School (2003)
■    Member of the Board of Managers of S&P Global Ratings, a division of S&P Global, Inc. (2025-present)
■    Member of the Board and Audit and Risk Management Committees of U.S Bancorp (2024-present)
■    Member of the Board of SunTrust Robinson Humphrey (2011-2018)
■    Founding Chair of the Market Risk Council for the Risk Management Association (1998)
Luke S. Hayden III

Age 68
Director since February 2022
Freddie Mac Committees:
• Operations and Technology
• Risk
Public Company Directorships:
• None

Mr. Hayden is an experienced executive with extensive professional background in the mortgage and financial services industries. He brings a depth of experience from across home lending, including in the origination, servicing, and investment of mortgage products, and deep expertise in residential real estate finance, capital markets, and risk management.
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
Christopher E. Herbert

Age 64
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
■    Research Director for Harvard University's Joint Center for Housing Studies (2010-2014)
■    Senior Associate at Abt Associates, Inc. (1997-2010)
■     Member of the National Association of Realtors Strategic Think Tank (2022-2024)
■    Member of the Advisory Board of Ivory Innovations (2021-present)

FREDDIE MAC | 2024 Form 10-K	221

Directors, Corporate Governance, and Executive Officers	Directors

■    Member of the Habitat for Humanity Cost of Home Cabinet and Affordable Housing and Homeownership Research Advisory Council (2019-2024)
■    Member of the Board of the Homeownership Preservation Foundation (2011-2019)
■    Member of the Research Advisory Council for the Center for Responsible Lending (2006-2019)
■    Member of the Board of GreenPath Financial Wellness (2017-2019)
■    Member of the Federal Reserve Bank of Boston's Community Development Research Advisory Council (2014-2016)
Grace A. Huebscher

Age 65
Director since December 2017
Freddie Mac Committees:
•	Compensation and Human Capital
•	Executive
•	Operations and Technology
•	Risk, Chair
Public Company Directorships:
•	None
Ms. Huebscher is an experienced executive with extensive experience in capital markets and real estate. She brings deep multifamily industry knowledge, entrepreneurial experience, and risk oversight and executive management expertise to the Board of Directors.
Experience and Qualifications
■    Advisor to Capital One Commercial Bank (2017)
■    President of Capital One Multifamily Finance, LLC (2013-2017)
■    Co-Founder and CEO of Beech Street Capital, LLC (2009-2013)
■    Various positions with Fannie Mae, including VP, Capital Markets (1997-2009)
■    Member of the Board of The Kenyon Review (1998-2024)
■    Member of the Commercial Board of Governors of the Mortgage Bankers Association (2014-2017)
Allan P. Merrill

Age 58
Director since September 2020
Freddie Mac Committees:
•	Audit
•	Mission and Housing Sustainability
•	Nominating and Governance
Public Company Directorships:
•	Beazer Homes USA, Inc.

Mr. Merrill is an experienced executive in the homebuilding industry. He brings extensive expertise and in-depth knowledge of the housing market as well as considerable executive leadership, financial experience, and public policy expertise to the Board of Directors.
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
■    Member of the Board of Builder Homesite, Inc. (2011-2024)
■    Member of the Board of the Leading Builders of America (2011-present)
■    Member of the Policy Advisory Board of Harvard University's Joint Center for Housing Studies (1992-present)

FREDDIE MAC | 2024 Form 10-K	222

Directors, Corporate Governance, and Executive Officers	Directors

Jane E. Prokop

Age 59
Director since January 2025
Freddie Mac Committees:
• Operations and Technology
• Risk
Public Company Directorships:
• None

Ms. Prokop is an experienced executive in the financial industry. She brings extensive expertise and in-depth knowledge of the financial market as well as considerable executive leadership, financial experience, and leasing and mortgage expertise to the Board of Directors.
Experience and Qualifications
■    EVP and Global Head of Small and Medium Enterprises at Mastercard (2021-present)
■    CEO of Principis Capital (2009-2021)
■    Chief Strategy Officer at Northern Leasing Systems (2007-2009)
■    Various positions with MortgageIT, including EVP of Strategy and Planning (2004-2007) and President of the Home Closer LLC, a division of MortgageIT (2002-2004)
■    EVP of Corporate Development at Digital Convergence Corporation (1999-2002)
■    Investment Officer at AIG-Brunswick Capital Management (1996-1999)
Diana W. Reid

Age 69
Director since September 2024
Freddie Mac Committees:
• Executive
Public Company Directorships:
• None

Ms. Reid is an experienced executive with extensive knowledge of banking, real estate, capital markets, and affordable housing.

Experience and Qualifications
■    CEO of Freddie Mac (September 2024-present)
■    Various positions with PNC Financial Services Group, Inc., including Executive, PNC Real Estate and Executive Vice President, PNC Financial Services Group (2007-2019)
■    Founder and Managing Partner at Beekman Advisors LLC (2003-2007)
■    Various positions with Credit Suisse First Boston, including Managing Director Senior Advisor of the Investment Banking Division – Financial Institutions Group and Managing Director of the Fixed Income Division (1983-2002)
■    Member of the Board and Audit Committee, and Chair of the Nominating / Corporate Governance Committee of Welltower, Inc. (2020-2024)
■    Member of the Board of DebtX Analytics, Inc. (2023-2024)
■    Member of the Advisory Board of Holland Partner Group (2022-2024)

FREDDIE MAC | 2024 Form 10-K	223

Directors, Corporate Governance, and Executive Officers	Directors

Roy Swan

Age 61
Director since February 2024
Freddie Mac Committees:
•	Audit
•	Compensation and Human Capital
•	Operations and Technology
Public Company Directorships:
•	None

Mr. Swan is an experienced executive with extensive experience in capital markets and finance. He brings deep investment banking knowledge and executive management expertise to the Board of Directors.
Experience and Qualifications
■    Director, Mission Investments of the Ford Foundation (2018-present)
■    Various positions at Morgan Stanley, including President and Chief Operating Officer of Morgan Stanley Trust; Executive Director, Corporate Treasury; Founder and Managing Member of Morgan Stanley Community Investments LLC; Managing Director and Co-Head, Global Sustainable Finance; and Founder and Chief Executive Officer of Mortgage Stanley Impact SBIC (2008-2018)
■    Various positions at Carver Federal Savings Bank, departing as Executive Vice President and Chief Financial Officer (2005-2008)
■    Various positions at Time Warner Inc. (2003-2005)
■    Various investment banking positions at JPMorgan Chase & Co. (1999-2003)
■    Vice President, Investment Banking, Industrial Sector at Schroders & Co. Inc. (1998-1999)
■    Chief Investment Officer at Upper Manhattan Empowerment Zone (1996-1998)
■    Associate at Salomon Brothers, Inc. (1993-1996)
■    Member of the Advisory Board of AQR Funds (2024-present)
■    Member of the Board of the Global Impact Investing Network (2023-present)
■    Member of the Board of Parnassus Funds (2021-present)
■    Member of the Board of Varo Bank N.A. (2021-2023)
■    Member of the Board of Aequi Acquisition Corp. (2020-2023)

FREDDIE MAC | 2024 Form 10-K	224

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
■    The CHC Committee reviews management talent and succession planning quarterly.
Director Independence and Relevant Considerations
The Nominating and Governance Committee has evaluated the independence of each of our non-employee Board members and has made recommendations to the Board of Directors for determination and approval with respect thereto. For purposes of these determinations, we use the definition of independence set forth in Sections 4 and 5 of the Guidelines and in Section 303A.02 of the NYSE Listed Company Manual. Although our stock is no longer listed on the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to independence, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Based on the Nominating and Governance Committee’s evaluation and recommendation, the Board of Directors determined that all current non-employee Board members are independent. Ms. Reid is not considered to be independent due to her service as our CEO.
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
In determining the independence of each director, the Board of Directors reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair the director's judgment as a member of the Board of Directors or create the perception or appearance of such an impairment:
■    Employment Affiliations with Business Partners. Mr. Herbert is employed by an organization that engages or has engaged in business with Freddie Mac resulting in payments between Freddie Mac and such organization. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of such organization's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of our specific relationship with this organization, our Board of Directors

FREDDIE MAC | 2024 Form 10-K	225

Directors, Corporate Governance, and Executive Officers	Corporate Governance

concluded that this business relationship does not constitute a material relationship between Mr. Herbert and Freddie Mac that would impair his independence as our director.
Immediate family members of Messrs. Chavers, Grier, and Hayden and Ms. Huebscher are employed by companies that engage or have engaged in business with Freddie Mac resulting in payments between Freddie Mac and such companies. After considering the nature and extent of the specific relationships between the companies and the immediate family members, and between the companies and Freddie Mac, our Board of Directors concluded that these business relationships of Messrs. Chavers and Hayden and Ms. Huebscher do not, and of Mr. Grier did not, constitute material relationships that would impair their independence as our directors.
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
■    Affiliation with a Charity that Receives Contributions from Freddie Mac. Mr. Herbert is affiliated with an organization that receives charitable contributions from Freddie Mac. Under the Guidelines, no specific independence determination is required nor is disclosure required with respect to these payments because they do not exceed the greater of $1 million or 2% of such organization's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of our specific relationship with this organization, our Board of Directors concluded that this relationship does not constitute a material relationship between Mr. Herbert and Freddie Mac that would impair his independence as our director.
■    Board Memberships with Business Partners. Messrs. Chavers, Drummond, Gillani, Herbert, and Merrill serve as directors of other organizations that engage in business with Freddie Mac resulting in payments between Freddie Mac and such organizations. After considering the nature and extent of the specific relationship between each of those organizations and Freddie Mac, and the fact that these Board members are directors of these other organizations rather than employees, our Board of Directors concluded that these business relationships do not constitute material relationships that would impair their independence as our directors.
■    Financial Relationships with Business Partners. Messrs. Bloom, Gillani, Grier, and Hayden each own stock in companies with which Freddie Mac conducts significant business, and such ownership represents a material portion of their respective net worth. To eliminate any potential conflict of interest that might arise as a result of their respective stock ownership, we have established mechanisms pursuant to which they will be recused from discussing and acting upon any matters considered by the Board of Directors or any of the committees of which they are or were members and that directly relate to the company in which they have such stock ownership. In situations where matters are frequently presented to the Board of Directors regarding these companies, we have established formal recusal arrangements. The Audit Committee Chair, in consultation with the Non-Executive Chair (or the Non-Executive Chair alone in a situation involving the Audit Committee Chair), addresses any questions regarding whether recusal from a particular discussion or action is appropriate.
    In evaluating the independence of Messrs. Bloom, Gillani, Grier, and Hayden in light of their stock ownership in Freddie Mac business partners, our Board of Directors considered the nature and extent of Freddie Mac's business relationships with such business partners and any potential impact that their respective stock ownership may have on their independent judgment as our directors, taking into account the relevant recusal mechanisms. Our Board of Directors concluded that these mechanisms addressed any actual or potential conflicts of interest with respect to the stock ownership. Accordingly, our Board of Directors concluded that the stock ownership in Freddie Mac business partners by Messrs. Bloom, Gillani, and Hayden do not, and by Mr. Grier did not, constitute material relationships that would impair their independence as our directors.

FREDDIE MAC | 2024 Form 10-K	226

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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

FREDDIE MAC | 2024 Form 10-K	227

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
The membership of each committee as of February 12, 2025, except as otherwise noted below, and the number of meetings held by each committee in 2024, are set forth below, followed by descriptions of each committee's primary responsibilities.

FREDDIE MAC | 2024 Form 10-K	228

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Committee	Committee Meetings in 2024	Chair	Members

Audit Committee	9	Aleem Gillani	•	Kathleen L. Casey
			•	Kevin G. Chavers
			•	Allan P. Merrill
			•	Roy Swan(1)

Compensation and Human Capital Committee	7	Kevin G. Chavers(2)	•	Mark H. Bloom
			•	Christopher E. Herbert
			•	Grace A. Huebscher
			•	Roy Swan(1)

Executive Committee	1	Lance F. Drummond(3)	•	Mark H. Bloom
			•	Kathleen L. Casey
			•	Kevin G. Chavers(2)
			•	Aleem Gillani
			•	Christopher E. Herbert
			•	Grace A. Huebscher
			•	Diana W. Reid

Mission and Housing Sustainability Committee	4	Christopher E. Herbert	•	Kathleen L. Casey
			•	Kevin G. Chavers
			•	Allan P. Merrill

Nominating and Governance Committee	6	Kathleen L. Casey	•	Aleem Gillani(4)
			•	Allan P. Merrill

Operations and Technology Committee	5	Mark H. Bloom	•	Luke S. Hayden
			•	Grace A. Huebscher
			•	Jane E. Prokop(5)
			•	Roy Swan(1)

Risk Committee	5	Grace A. Huebscher	•	Mark H. Bloom
			•	Luke S. Hayden
			•	Christopher E. Herbert
			•	Jane E. Prokop(5)

(1)Mr. Swan was elected to the Board and appointed a member of the Audit, CHC, and Operations and Technology Committees effective February 19, 2024.
(2)Mr. Chavers left the Nominating and Governance Committee and was appointed Chair of the CHC Committee and a member of the Executive Committee effective February 19, 2024.
(3)Mr. Drummond left the Audit, CHC, and Operations and Technology Committees, and was appointed Non-Executive Chair of the Board and Chair of the Executive Committee, effective February 19, 2024.
(4)Mr. Gillani left the CHC Committee and was appointed a member of the Nominating and Governance Committee effective February 19, 2024.
(5)Ms. Prokop was elected to the Board and was appointed a member of the Operations and Technology and Risk Committees effective January 2, 2025.

FREDDIE MAC | 2024 Form 10-K	229

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Audit Committee
The Audit Committee provides oversight of the company's accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company's financial statements. Among other responsibilities, the Audit Committee: (1) appoints the independent auditor and evaluates its independence and performance; (2) reviews the audit plans for and results of the independent audit and internal audits; and (3) reviews compliance with legal and regulatory requirements. The Audit Committee's activities during 2024 with respect to the oversight of the independent auditor are described in more detail in Principal Accounting Fees and Services - Approval of Independent Auditor Services and Fees. The Audit Committee also reviews, discusses and, in certain cases approves any sustainability reporting and disclosures determined by management to be significant.
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
Compensation and Human Capital Committee
The CHC Committee oversees the company's compensation and benefits policies and programs, as well as other human capital matters, including: (1) a quarterly review of succession planning and supporting talent development programs; (2) our diversity, equity, and inclusion programs and policies, as well as the results of those programs and policies; and (3) the design and execution of initiatives to strengthen our culture and employee engagement. The company's processes for consideration and determination of executive compensation, and the role of the CHC Committee in those processes, are further described in Executive Compensation - CD&A. The CHC Committee Report is included in Executive Compensation - CD&A - Compensation and Human Capital Committee Report.
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
The CHC Committee consists entirely of independent directors. None of the members of the CHC Committee during 2024 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
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

FREDDIE MAC | 2024 Form 10-K	230

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
Nominating and Governance Committee
The Nominating and Governance Committee, which consists entirely of independent directors, oversees the company's corporate governance, including reviewing the company's Bylaws and the Guidelines. The Nominating and Governance Committee also, among other responsibilities: (1) assists the Board of Directors and its committees in conducting annual self-evaluations and identifying qualified individuals to become directors; (2) reviews Board member independence and qualifications and recommends membership of the committees of the Board of Directors; and (3) reviews potential conflicts of interest for members of senior management as well as certain related person transactions.
Operations and Technology Committee
The Operations and Technology Committee, which consists entirely of independent directors, has responsibility for overseeing the development and execution of our enterprise information, operations, and technology strategies and the information, operational resiliency, and enterprise third-party governance programs. Specifically, the Operations and Technology Committee: (1) oversees our information, operations, and technology strategies and planning, and the implementation of technology initiatives critical to the achievement of our mission, strategy, and business objectives; (2) in conjunction with the Risk Committee, oversees our management of information (including cybersecurity), technology, operational resiliency, and enterprise third-party governance risk, including the possibility that these risks will adversely affect the achievement of our mission and business objectives; (3) oversees our information (including cybersecurity and information security), operational resiliency, and enterprise third-party governance programs, including risk and controls; (4) receives reports related to our technology strategy, practices, and management and potential for innovation from both EO&T and the business areas, as appropriate; and (5) reviews and recommends to the Board for approval the annual EO&T business plan, including relevant performance indicators, and evaluating EO&T against the plan. The Operations and Technology Committee also reviews capabilities for and adequacy of resources allocated to operations and technology enterprise-wide and monitors and evaluates trends in technology that may affect our strategy and business objectives. See MD&A – Risk Management – Operational Risk – Cybersecurity Risk – Cybersecurity Governance for additional information.
Risk Committee
The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company's risk management framework, including credit risk, market risk, liquidity risk, operational risk (including cybersecurity), compliance risk, climate-related risk, and strategic risk. The Risk Committee reviews and recommends the company's enterprise risk policy and Board-level risk appetite statements, metrics, and limits to the Board of Directors for approval, oversees management’s adherence to Board risk limits and approves any exceptions thereto with notice to the Board, and, among other responsibilities, reviews significant: (1) enterprise risk exposures; (2) risk management strategies; (3) results of risk management reviews and assessments; and (4) emerging risks. The Risk Committee also reviews our exposure to the potential negative impacts of climate change, oversees the development and implementation of our climate risk framework, and reviews capabilities for and adequacy of resources allocated to ERM. The Risk Committee also approves all decisions regarding the appointment or removal of the CRO, and the CRO reports independently to the Risk Committee.

FREDDIE MAC | 2024 Form 10-K	231

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
Our directors are compensated entirely in cash because the Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. See Executive Compensation - CD&A - Overview of Executive Compensation Management Program. There is no provision in the director compensation program for pay that varies depending on business results, as we believe that such incentive compensation is inconsistent with the oversight role of the Board.
2024 Non-Employee Director Compensation Levels

Board compensation levels are shown in the table below and have not changed since the beginning of conservatorship.
Table 59 - Board Compensation Levels

Board Service	Cash Compensation
Annual Retainer for Non-Executive Chair	$290,000
Annual Retainer for Non-Employee Directors (other than the Non-Executive Chair)	160,000
Committee Service	Cash Compensation
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

FREDDIE MAC | 2024 Form 10-K	232

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2024 Director Compensation

The following table summarizes the 2024 compensation earned by all persons who served as a non-employee director during 2024.
Table 60 - Director Compensation

Non-Employee Director	Fees Earned or Paid in Cash(1)	Total
Mark H. Bloom	$170,000	$170,000
Kathleen L. Casey	180,000	180,000
Kevin G. Chavers(2)	178,654	178,654
Lance F. Drummond(3)	275,192	275,192
Aleem Gillani	185,000	185,000
Mark B. Grier	160,000	160,000
Luke S. Hayden	160,000	160,000
Christopher E. Herbert	170,000	170,000
Grace A. Huebscher	175,000	175,000
Sara Mathew(4)	39,038	39,038
Allan P. Merrill	170,000	170,000
Alberto G. Musalem(5)	21,538	21,538
Roy Swan(6)	147,115	147,115
(1)We do not have pension or retirement plans for our non-employee directors, and all compensation is paid in cash with no other compensation paid. Therefore, we have omitted the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" and "All Other Compensation" columns.
(2)Mr. Chavers became Chair of the CHC Committee effective February 19, 2024.
(3)Mr. Drummond stepped down as Chair of the CHC Committee and as a member of the Audit Committee and became Non-Executive Chair of the Board effective February 19, 2024.
(4)Ms. Mathew left the Board on February 19, 2024, when her term of service on the Board had reached the limit set forth in the Corporate Governance Rule.
(5)Mr. Musalem tendered his resignation effective February 19, 2024.
(6)Mr. Swan was elected to the Board and appointed a member of the Audit Committee effective February 19, 2024.
Indemnification

We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Indemnification Agreements.

FREDDIE MAC | 2024 Form 10-K	233

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 12, 2025, our executive officers are as follows:
Diana W. Reid

Age	Year of Affiliation	Position
69	2024	CEO
Ms. Reid has served as our CEO and a member of our Board of Directors since September 2024. See Directors, Corporate Governance, and Executive Officers - Directors - Director Biographical Information for a biography of Ms. Reid.
Michael T. Hutchins

Age	Year of Affiliation	Position
69	2013	President
Mr. Hutchins has served as our President since December 2020 after serving as our interim President beginning in November 2020. He also served as interim CEO from March 2024 to September 2024. In his role as President, he oversees the company's Single-Family business and the Multifamily, Investments and Capital Markets, and EO&T Divisions. He previously served as EVP - Investments and Capital Markets from January 2015 to November 2020 and as SVP - Investments and Capital Markets from July 2013 to January 2015. From 2007 to 2013, prior to joining Freddie Mac, Mr. Hutchins was Co-Founder and CEO of PrinceRidge, a financial services firm. Prior to founding PrinceRidge, he was with UBS Group AG from 1996 to 2007, holding a variety of senior management positions, including the Global Head of the Fixed Income Rates & Currencies Group. Prior to UBS, Mr. Hutchins worked at Salomon Brothers, Inc. from 1986 to 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
James M. Whitlinger

Age	Year of Affiliation	Position
56	2014	EVP & CFO
Mr. Whitlinger has served as our EVP & CFO since January 2025 and as our SVP - Interim CFO, while also fulfilling responsibilities as our SVP - Single-Family CFO, from June 2024 to December 2024. In his role as CFO, he is head of the Finance Division and is responsible for the company's financial controls, accounting, sustainability strategy, investor relations, financial planning and reporting, tax, capital oversight, and compliance with the requirements of the Sarbanes-Oxley Act of 2022. He previously served as SVP - Single-Family CFO from September 2014 to December 2024. Prior to joining the company, Mr. Whitlinger held various positions during his 22-year tenure at GMAC ResCap, Inc. and Residential Capital LLC, most recently as Executive Vice President and Chief Financial Officer for Residential Capital LLC and its subsidiaries. He also served on the Board of Directors for Residential Capital LLC.
John C. Glessner

Age	Year of Affiliation	Position
52	2010	EVP - Investments and Capital Markets
Mr. Glessner has served as our EVP - Investments and Capital Markets since March 2024 and as our SVP - Investments and Capital Markets from April 2021 to February 2024. In this role, he is responsible for managing our liquidity, financing, and derivative activities as well as our portfolio of single-family mortgage securities and loan investments. From March 2018 to April 2021, he served as our SVP of Asset and Liability Management and Treasurer where he was responsible for overseeing our corporate treasury function, liquidity management, and interest-rate hedging activities. He also oversaw the Investments and Capital Markets Division's counterparty credit risk activities and secured lending to our investors and customers. He previously worked in the Securities Sales & Trading Group and on the Collateralized Mortgage Obligation and Cash Window desks, among other areas. Prior to re-joining Freddie Mac in 2010, he held various trading positions at the Friedman, Billings, Ramsey Group and GMAC ResCap, Inc.

FREDDIE MAC | 2024 Form 10-K	234

Directors, Corporate Governance, and Executive Officers	Executive Officers

Anil D. Hinduja

Age	Year of Affiliation	Position
61	2015	EVP - CRO
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
Heidi L. Mason

Age	Year of Affiliation	Position
59	2022	EVP & General Counsel
Ms. Mason has served as our EVP and General Counsel since March 2022. In this role, she oversees our legal strategies, services, and resources. She also manages all corporate governance matters. Ms. Mason brings over 25 years of experience from across the legal spectrum, including mortgage lending and servicing, corporate law, and financial regulatory matters, among others. Prior to joining Freddie Mac, Ms. Mason spent 17 years at Wells Fargo, most recently serving as EVP and Senior Deputy General Counsel. During her tenure at Wells Fargo, Ms. Mason led the legal support for all of its consumer businesses, including mortgage operations. She previously served as Head of the Wells Fargo corporate legal team, where she oversaw enterprise-wide legal support of corporate governance, securities, banking regulatory matters, employment law, and a host of other areas. From October 2020 to February 2022, Ms. Mason served as a Partner at ElevateNext Law, a majority woman-owned law firm that provided legal, consulting, and regulatory compliance services to financial services companies across the United States.
Sonu Mittal

Age	Year of Affiliation	Position
42	2023	EVP - Single-Family Acquisitions
Mr. Mittal has served as our EVP and Head of Single-Family Acquisitions since February 2025. Prior to that, he served as SVP and Head of Single-Family Acquisitions since March 2023. In his role as Head of Single-Family Acquisitions, Mr. Mittal oversees seller engagement, credit, products, and affordable mission goals, as well as the operations and technology that support these activities. Mr. Mittal brings extensive experience across sales, operations, capital markets, strategy, analytics, product management, and technology. Prior to joining Freddie Mac, Mr. Mittal served as President of Home Mortgage, Executive Vice President of Home Mortgage, and Head of Retail Mortgage at Citizens Bank from March 2018 to March 2023. He served at Capital One from February 2009 to March 2018 as Production and Digital Transformation Head and National Direct to Consumer Sales Head. From 2000 to 2009, he held various home lending and sales management positions at Chevy Chase Bank.
Frank P. Nazzaro

Age	Year of Affiliation	Position
63	2018	EVP - EO&T
Mr. Nazzaro has served as our EVP - EO&T since April 2021 after serving as acting Chief Information Officer from October 2019 to April 2021. He joined Freddie Mac in 2018 as SVP and Chief Technology Officer leading Enterprise Technology Solutions. He provides corporate-wide leadership for the company’s technology and cybersecurity strategy. Mr. Nazzaro is an accomplished senior technology executive with more than 20 years of experience in the financial services industry. With an in-depth knowledge in infrastructure, applications, and cybersecurity, he brings a wealth of experience in transformational technology activities and strong leadership capabilities essential to EO&T’s strategic initiatives, including Cloud migration, Modern Delivery, Employee Technology Experience, and Information Security investments. Prior to joining Freddie Mac, from 2016 to 2018, he was Group VP and Chief Technology Officer (CTO) for Travelport LLC, where he led Cloud Architecture, Infrastructure, Operations, and Cybersecurity globally. From 2012 to 2016, he was CTO at CIT Group where he was responsible for Transformation, Architecture, Technology Strategy, IT Infrastructure, and Cybersecurity. Prior to that, he has held several senior technology and management roles at RBC Capital Markets, Bridgewater, and UBS.

FREDDIE MAC | 2024 Form 10-K	235

Directors, Corporate Governance, and Executive Officers	Executive Officers

Kevin B. Palmer

Age	Year of Affiliation	Position
48	2001	SVP - Multifamily
Mr. Palmer has served as our SVP and Head of Multifamily since May 2022. In this role, he oversees all aspects of the Multifamily business efforts to provide stability, liquidity, and affordability throughout the rental housing market. This includes lender engagement, credit, capital markets, portfolio management, servicing and asset management, operations and technology. Previously, Mr. Palmer led Portfolio Management for our Single-Family Division, including supervision of the company’s nearly $3 trillion guarantee book of business including servicing, pricing, and analytics, and oversight of our real estate-owned portfolio, in addition to leading Single-Family CRT.
Craig S. Phillips

Age	Year of Affiliation	Position
69	2025	EVP - Corporate Strategy & External Affairs
Mr. Phillips has served as our EVP and Head of Corporate Strategy & External Affairs since January 2025. In this role, he oversees the company's external affairs and corporate communications. He also plays a key role in developing and advising on the company's corporate strategy. Mr. Phillips has extensive experience in financial services and capital markets. Prior to joining Freddie Mac, Mr. Phillips served as Managing Director - Chief Operating and Growth Officer of Grain Management from January 2021 to April 2023. Prior to that, Mr. Phillips was Counselor to the Secretary at the U.S. Department of Treasury from 2017 to 2019, and a managing director and a member of the Operating Committee of BlackRock from 2008 to 2017. Between 1994 and 2006, he served as a managing director at Morgan Stanley, where he headed its global Securitized Products Group. From 1984 to 1994, Mr. Phillips served as Managing Director at Credit Suisse First Boston, where he was the co-head of the U.S. asset-backed and mortgage-backed securities group, and from 1976 to 1984 held a variety of positions at Lehman Brothers Kuhn Loeb, including Co-Head of the U.S. mortgage-backed securities group.
Ravi Shankar

Age	Year of Affiliation	Position
61	2022	EVP - Single-Family Portfolio & Servicing
Mr. Shankar has served as our EVP and Head of Single-Family Portfolio & Servicing since February 2025. Prior to that, he served as SVP and Head of Single-Family Portfolio & Servicing since rejoining Freddie Mac in November 2022. In his role as Head of Single-Family Portfolio & Servicing, Mr. Shankar oversees the Division’s portfolio management, servicing, and the operations and technology that support these activities. He also plays a significant role in supporting our mission to provide affordable and equitable housing. In addition, since November 2022, he has served as a member of the Board of Managers of CSS. Prior to that, Mr. Shankar held senior advisor positions at Boston Consulting Group from August 2021 to October 2022 and United Wholesale Mortgage from 2020 to 2021. Prior to that, and before rejoining Freddie Mac in 2022, Mr. Shankar served as SVP of Portfolio Management for Freddie Mac’s Single-Family Division from 2013 to 2016, and deputy head of Freddie Mac’s Investments and Capital Markets Division from 2016 to 2019. He also spent seven years at JP Morgan Chase in a number of increasingly senior positions, including CFO, Head of Capital Markets, and Portfolio Manager at Chase Home Finance. Prior to that, he worked in various senior positions with Citigroup for 16 years.

FREDDIE MAC | 2024 Form 10-K	236

Executive Compensation	Compensation Discussion and Analysis
Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2024.

Named Executive Officers
Diana W. Reid	CEO(1)
Michael T. Hutchins	President(2)
James M. Whitlinger	EVP & CFO(3)
Anil D. Hinduja	EVP - CRO
Heidi L. Mason	EVP & General Counsel
Sonu Mittal	EVP - Single-Family Acquisitions(4)
Michael J. DeVito	Former CEO(5)
Christian M. Lown	Former EVP & CFO(6)
Jerry Weiss	Former EVP - Chief Administrative Officer(7)
(1)Ms. Reid became CEO in September 2024.
(2)While continuing to serve as President, Mr. Hutchins also served as interim CEO from March 2024 to September 2024.
(3)While continuing to serve as SVP - Single-Family CFO, Mr. Whitlinger also served as SVP - Interim CFO from June 2024 to December 2024. He has served as EVP & CFO since January 1, 2025.
(4)Mr. Mittal served as SVP - Single-Family Acquisitions through February 9, 2025. He has served as EVP - Single-Family Acquisitions since February 10, 2025.
(5)Mr. DeVito retired as CEO in March 2024.
(6)Mr. Lown resigned from his position as EVP & CFO effective in June 2024.
(7)Mr. Weiss served as EVP - Chief Administrative Officer until December 2024. He will continue to serve as EVP & Senior Advisor until his retirement in April 2025.
For information on our primary business objectives and the progress we made during 2024 toward accomplishing those objectives, see Introduction - About Freddie Mac and Introduction - Our Business.
Overview of Executive Management Compensation Program
Compensation in 2024 for each NEO, other than Ms. Reid and Mr. DeVito (our current and former CEOs), whose compensation is discussed below, was governed by the EMCP. The EMCP balances our need to attract and retain executive talent with promoting the conservatorship objectives included in FHFA's Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
FHFA has advised us that the design of the EMCP was intended to fulfill and balance three primary objectives:
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

FREDDIE MAC | 2024 Form 10-K	237

Executive Compensation	Compensation Discussion and Analysis
FHFA’s objectives for the EMCP and the legal and regulatory restrictions on our executive compensation described in Executive Compensation - CD&A - Other Executive Compensation Considerations - Legal, Regulatory, and Conservator Restrictions on Executive Compensation limit our ability to make changes to the EMCP and limit the amount and type of compensation we may pay our executive officers.
CEO Compensation
Compensation in 2024 for Ms. Reid and Mr. DeVito consisted of an annual Base Salary level of $600,000, in compliance with the Equity in Government Compensation Act of 2015. Due to statutory limitations on compensation for the CEO, they do not participate in the EMCP and, therefore, did not receive any compensation subject to either corporate or individual performance in 2024. Ms. Reid and Mr. DeVito were eligible to participate in all employee benefit plans offered to Freddie Mac's other senior executives under the terms of those plans. See Executive Compensation - 2024 Compensation Information For NEOs - Summary Compensation Table for additional information.
Elements of Target TDC
Compensation under the EMCP in 2024 consisted of the following elements:

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

As in past years, 30% of Target TDC is At-Risk Deferred Salary, half of which is subject to reduction based on FHFA's assessment of the company's performance against goals established by FHFA. The other half is subject to reduction based on a combination of the company's performance against goals established by the Board for the performance year and individual performance.
The objectives against which 2024 corporate performance was measured, together with the assessment of actual performance against those objectives and the Assessment Criteria used by FHFA, are described in Executive Compensation - CD&A - Determination of 2024 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Conservatorship Scorecard Performance and Executive Compensation - CD&A - Determination of 2024 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance. These performance measures were chosen because they reflected our 2024 goals during conservatorship.
See Executive Compensation - CD&A - Other Executive Compensation Considerations - Effect of Termination of Employment for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.
Determination of 2024 Target TDC for Eligible NEOs
Role of Compensation Consultant

As part of the annual process to evaluate each eligible NEO's 2024 Target TDC, the CHC Committee received guidance from Pay Governance LLC, or Pay Governance, its independent compensation consultant. In addition to the annual process to determine Target TDC, Pay Governance provides guidance to the CHC Committee throughout the year on other executive compensation matters.

FREDDIE MAC | 2024 Form 10-K	238

Executive Compensation	Compensation Discussion and Analysis
Pay Governance has not provided the CHC Committee with any non-executive compensation services, nor has the firm provided any consulting or other services to our management. During 2024, the CHC Committee reviewed Pay Governance’s independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Pay Governance continues to be independent.
2024 Comparator Group Companies

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
FHFA, working in collaboration with Freddie Mac and Fannie Mae, made changes to both the companies included in the Comparator Group and the methodology for benchmarking executive compensation. These changes were effective beginning with the process for evaluating 2024 Target TDC.
The Comparator Group used for benchmarking executive compensation consists of the following companies:
Primary Peer Group

■	American International Group, Inc.	■	Discover Financial Services	■	PNC Financial Services Group, Inc.
■	Ally Financial Inc.	■	Fannie Mae	■	Principal Financial Group (new)
■	American Express Company	■	Fifth Third Bancorp	■	Prudential Financial, Inc.
■	The Bank of New York Mellon Corporation	■	The Hartford Financial Services Group, Inc.	■	State Street Corporation
■	Capital One Financial Corporation	■	KeyCorp	■	Synchrony Financial
■	Chubb (new)	■	MetLife, Inc.	■	Truist Financial Corporation
■	Citizens Financial Group, Inc.	■	Northern Trust Corporation	■	U.S. Bancorp
Secondary Peer Group

■	Bank of America Corporation	■	JPMorgan Chase & Co
■	Citigroup Inc.	■	Wells Fargo & Company
The benchmarking approach for executive compensation includes the following:
■    Establish Target TDC recommendations between the 25th and 50th percentiles of the compensation data reported by companies in the Comparator Group.
■    For the roles of CFO, Chief Operating Officer (if we have one), and President, a 20% discount is applied to the compensation data reported by companies in the Comparator Group.
■    The Secondary Peer Group is used in addition to the Primary Peer Group if the Primary Peer Group has insufficient data. In such cases, only data from mortgage or real estate divisions in the Secondary Peer Group is used unless an exception is granted.
■    If insufficient data is available from the Primary and Secondary Peer Groups, FHFA may grant an exception to include market data from other similar companies.

Establishing Target TDC

The CHC Committee developed its 2024 Target TDC recommendations for the eligible NEOs by reviewing data from the Comparator Group using the aforementioned benchmarking approach.

FREDDIE MAC | 2024 Form 10-K	239

Executive Compensation	Compensation Discussion and Analysis
2024 Target TDC

The following table sets forth the components of 2024 Target TDC for each of our eligible NEOs:
Table 61 - 2024 Target TDC

	2024 Target TDC
Named Executive Officer(1)	Base Salary Rate	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Michael T. Hutchins(2)	$600,000	$1,920,000	$1,080,000	$3,600,000
James M. Whitlinger(3)	450,000	547,500	427,500	1,425,000
Anil D. Hinduja	600,000	1,290,000	810,000	2,700,000
Heidi L. Mason	600,000	1,220,000	780,000	2,600,000
Sonu Mittal	500,000	900,000	600,000	2,000,000
Christian M. Lown(4)	300,000	507,363	489,560	1,296,923
Jerry Weiss	600,000	1,115,000	735,000	2,450,000
(1)Ms. Reid and Mr. DeVito did not participate in the EMCP in 2024 and therefore are not included in this table. For a discussion of their compensation, see Executive Compensation - CD&A - CEO Compensation.
(2)Although Mr. Hutchins served as interim CEO from March 2024 to September 2024, he remained our President and was therefore eligible to participate in the EMCP.
(3)While continuing to serve as SVP - Single-Family CFO, Mr. Whitlinger also served as SVP - Interim CFO from June 2024 to December 2024. He did not receive any additional compensation for serving as SVP - Interim CFO.
(4)Mr. Lown resigned from his position as EVP & CFO effective June 28, 2024. The amounts in the table are prorated to reflect Mr. Lown's departure and adjusted for the applicable reduction to Fixed Deferred Salary under the EMCP. Mr. Lown's annualized 2024 Target TDC was $3,300,000 and consisted of a Base Salary of $600,000 and Deferred Salary of $2,700,000.
2024 Executive Compensation Best Practices

What We Do		What We Don't Do
■	Clawback provisions with a significant portion of compensation subject to recapture and/or forfeiture	■	No agreements that guarantee a specific amount of compensation for a specified term of employment
■	Use of an independent compensation consultant by the CHC Committee	■	No golden parachute payments or other similar change in control provisions
■	Annual compensation risk review	■	No tax "gross-ups"
■	Evaluation of company performance against multiple measures, including non-financial measures	■	No hedging or pledging of company securities
■	No executive perquisites for executive officers other than a relocation program
Determination of 2024 At-Risk Deferred Salary
The CHC Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2024. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance and Assessment Criteria, and the CHC Committee determined, with FHFA's review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.

FREDDIE MAC | 2024 Form 10-K	240

Executive Compensation	Compensation Discussion and Analysis
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance

Half of each eligible NEO's 2024 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA's assessment of (1) the company's performance against the goals in the 2024 Conservatorship Scorecard and (2) the Assessment Criteria as defined and described below. FHFA independently assessed our performance against the 2024 Conservatorship Scorecard and the Assessment Criteria and determined that a 93% funding level was justified for the portion of the eligible NEO's At-Risk Deferred Salary. In assessing our performance against the 2024 Conservatorship Scorecard, the factors considered by FHFA included our completion of all of the FHFA-established Conservatorship Scorecard objectives and our performance against FHFA's Assessment Criteria.
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
■    We continued to manage operations while in conservatorship in a manner that preserves and conserves assets through the prudent stewardship of resources.
■    We cooperated and collaborated with FHFA to meet the Conservator’s priorities and guidance throughout the course of the year in alignment with FHFA’s FAIR values (Fairness, Accountability, Integrity, and Respect).
■    We delivered work products that are high quality, thorough, creative, effective, and timely, and that consider effects on homeowners, multifamily property owners, renters, the Enterprises, the industry, and other stakeholders.
■    We ensured that diversity, equity, and inclusion remain top priorities in strategic planning, operations, and business development.
The table below presents the 2024 Conservatorship Scorecard objectives and FHFA's assessment of our achievement against those objectives.

Performance Goals			FHFA's Summary of Performance
I.Promote Equitable Access to Affordable and Sustainable Housing (50%)
Take significant actions to ensure that all borrowers and renters have equitable access to sustainable long-term affordable housing opportunities, including efforts that further energy efficiency, resiliency, and cost savings in the mortgage process, considering the impact on all geographies, including rural areas as defined under Duty to Serve. Develop and implement strategies to support and advance the following:
•	Sustainable and affordable homeownership		Goal was achieved.
	-	Explore the evolving single-family property insurance market, identifying opportunities to mitigate risk while furthering sustainable homeownership.	Goal was achieved.
	-	Continue efforts to expand energy efficiency and resiliency that improve long-term sustainable homeownership.	Goal was achieved.
	-	Explore opportunities to further sustainable homeownership through measures that support first-time and mission-oriented homebuyers, and positively influence affordability, including transaction costs, in a manner that maintains safety and soundness.	Goal was achieved.
•	Multifamily rental housing		Goal was achieved.
	-	Enhance resident-centered practices, such as tenant protections, at Freddie Mac-backed multifamily properties.	Goal was achieved.
	-	Strengthen multifamily asset management capabilities, including identifying and managing legal risk appropriately.	Goal was achieved.
	-	Explore and identify innovative ways to address multifamily market needs.	Goal was achieved.
	-	Manage new multifamily purchases to remain within the multifamily cap requirements, including an expanded focus on workforce/moderate-income housing.	Goal was achieved.
•	Equitable access to housing		Goal was achieved. We successfully launched our social bond program and released our 2025-2027 Equitable Housing Finance Plan.
	-	Take meaningful actions to achieve the goals and objectives of the Equitable Housing Finance Plans.	Goal was achieved.

FREDDIE MAC | 2024 Form 10-K	241

Executive Compensation	Compensation Discussion and Analysis

Performance Goals			FHFA's Summary of Performance
	-	Continue efforts to minimize single-family appraisal bias and improve valuation equity, including by supporting FHFA’s implementation of the Property and Valuation Equity (PAVE) action plan.	Goal was achieved. We made impactful policy and technology changes, which including appraisal waiver expansion, mandate for Uniform Property Dataset use, and reconsideration of value.
•	Efficiency in the mortgage market		Goal was achieved.
	-	Continue modernization of single-family property valuation processes and practices, including traditional appraisals and valuation alternatives.	Goal was achieved.
	-	Leverage data, technology, and other innovations to promote efficiency and cost savings in mortgage processes.	Goal was achieved.
	-	Plan for implementation of the approved credit score models, informed by stakeholder outreach.	Goal was achieved.
•	Climate risks		Goal was achieved.
	-	Identify and pursue measures to enhance consumer awareness of climate risks in housing.	Goal was achieved.
	-	Continue research to monitor climate-related market developments; identify at-risk borrowers, properties, and communities; inform policy; and improve climate-resiliency and energy efficiency efforts.	Goal was achieved.
II. Operate the Business in a Safe and Sound Manner (50%)
Ensure that Freddie Mac is resilient to operational, market, credit, counterparty, economic, legal/litigation, and climate risks.
•	Maintain effective risk management systems appropriate for entities that need to minimize risk to capital as they rebuild their capital buffers.		Goal was achieved.
•	Take appropriate action to address risk exposure and enhance Freddie Mac's counterparty risk controls.		Goal was achieved. We released an updated version of the private mortgage insurer eligibility requirements with enhanced definitions and measurements of available assets.
•	Strengthen risk management capabilities in identifying, assessing, controlling, monitoring, and reporting on climate risk and incorporating these capabilities into Freddie Mac's overall risk framework.		Goal was achieved.
•	Maintain ability to respond to operational events without significant disruption to the primary or secondary mortgage market.		Goal was achieved.
•	Maintain liquidity at levels required by FHFA and sufficient to sustain Freddie Mac's operations through severe stress events.		Goal was achieved.
•	Explore opportunities to harmonize Freddie Mac's processes supporting the Single-Family Selling Representations and Warranties Framework, including defect identification, remedies, and repurchase alternatives.		Goal was achieved.
Transfer a meaningful amount of credit risk to private investors in a commercially reasonable and safe and sound manner, reducing risk to taxpayers.			Goal was achieved.
At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance

The other half of each eligible NEO's At-Risk Deferred Salary, also equal to 15% of Target TDC, is first subject to adjustments based on the company's performance against the Corporate Scorecard goals and other relevant factors, as determined by the CHC Committee. The Corporate Scorecard goals drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Then, an adjustment may be applied based on the eligible NEO’s individual performance. Any adjustment for individual performance, however, cannot result in an amount in excess of the eligible NEO’s target for this portion of At-Risk Deferred Salary.
The CHC Committee considered management’s assessment of its performance against the goals and also discussed the company’s performance with the CEO. As the Corporate Scorecard does not have assigned weightings for the various Corporate Scorecard goals, it was necessary for the CHC Committee to use its judgment in determining the overall level of performance. Despite challenging economic and market conditions, the company achieved or exceeded all of its Corporate and Conservatorship Scorecard goals, enhanced its commitment to its mission, and improved its control environment. As a first step in the process, the CHC Committee determined that the portion of NEO At-Risk Deferred Salary should reflect 100%, in light of its assessment of the company's performance against the Corporate Scorecard as well as other factors that it deemed relevant for consideration. Next, the CHC Committee assessed each eligible NEOs individual performance, described below under Assessment of 2024 Individual Performance.

FREDDIE MAC | 2024 Form 10-K	242

Executive Compensation	Compensation Discussion and Analysis
The table below presents the 2024 Corporate Scorecard goals and the CHC Committee's discussion of our performance against those goals.

Corporate Scorecard Goal	Performance
Deliver on FHFA Scorecard Objectives	We satisfactorily met all the 2024 Conservatorship Scorecard objectives per FHFA’s assessment.
Deliver on our Affordable Housing Mission	We achieved or exceeded all 2024 Single-Family and Multifamily affordable housing goals; achieved or exceeded all feasible 2024 Single-Family and Multifamily equitable, Duty to Serve, and sustainable housing plan goals; achieved or exceeded all 2024 Multifamily asset management goals; and continued to execute on our corporate sustainability strategy.
Identify, Assess, and Manage Risk	We exceeded all elements of this goal, including managing risk within established limits, timely remediation of significant issues, and design and meet milestones to reduce operational risk and achieve compliance.
Grow, Develop, and Empower Talent for Today and Tomorrow	We achieved or exceeded all elements of this goal, including those related to diversity, equity, and inclusion and progress on employee engagement.
Build Financial Strength	We achieved or exceeded all elements of this goal, including those related to corporate expenses and income.

FREDDIE MAC | 2024 Form 10-K	243

Executive Compensation	Compensation Discussion and Analysis
Assessment of 2024 Individual Performance
Half of each eligible NEO’s 2024 At-Risk Deferred Salary was subject to reduction based on individual performance in 2024, as determined by the CHC Committee with FHFA’s approval. After assessing the company's performance against the 2024 Corporate Scorecard, the CHC Committee assessed individual performance of each eligible NEO, taking into consideration input from Ms. Reid. Because certain individual performance objectives for eligible NEOs were either Corporate Scorecard goals or directly supported their achievement, performance against the Corporate Scorecard was one of the factors the CHC Committee used to determine the individual performance of the NEOs. FHFA reviewed and approved the compensation associated with these determinations.
Each eligible NEO's individual performance assessment and the funding level for the individual performance-based at-risk deferred salary for 2024 is discussed below.

Michael T. Hutchins, President
Performance Highlights
■ Provided outstanding service as interim CEO for half of the year while also fulfilling responsibilities as President, leading Freddie Mac’s four major divisions: Single-Family, Multifamily, Investments & Capital Markets, and EO&T. Ensured effective transition of CEO responsibilities to new CEO.
■
Provided strong leadership in all aspects of the company during challenging market conditions, including: making progress on key commitments of our affordable housing goals; advancing the company’s priorities on the company's housing plans; strengthening the focus on modernizing the company’s technology assets; and exploring opportunities to responsibly adopt generative artificial intelligence.

■ Partnered with other leaders to advance focus on risk management, continuously improve operations, increase efficiency and enhance productivity, and drive innovation to meet evolving business needs.
■ Reorganized resources to improve focus in key areas and provided opportunities for top / high potential talent to grow with new or additional responsibilities.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hutchins should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

James M. Whitlinger, EVP & CFO
Performance Highlights
■ Served as Interim CFO and member of the Senior Operating Committee of the company for the second half of the year while also fulfilling responsibilities as SVP - Single-Family CFO.
■ Provided strong leadership to the Finance Division and reorganized resources to improve efficiency and collaboration with a continued focus on the successful development of management and staff.
■
Led the advancement of several large financial projects, including further development of financial forecasting and reporting capabilities, enhancements to the capital investment and planning processes, and modernizing the company’s enterprise resource planning tool suite.

■ Continued focus on enhancing analytical and reporting capabilities that provide deeper insights into financial performance and strategic positioning.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Whitlinger should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

Anil D. Hinduja, EVP - CRO
Performance Highlights
■
Partnered with divisions to advance firm-wide strategic and operating matters to deliver on our mission and safety and soundness objectives. Aligned priorities with senior management and led effort to address risk and supervisory concerns.

■
Worked with FHFA to further develop the risk appetite framework to operate in conjunction with the regulatory stress tests and the capital plan. Integrated execution of forecasting processes to improve efficiency and control.

■ Led a firm-wide effort on risk and control assessment, advancing methodology and practices to strengthen the control environment for operational and compliance risks.
■ Advanced the operating model to integrate climate risk identification and assessment within business processes.
■
Expanded programs in firm-wide risk learning and focused on advancing skills and capabilities needed for future organizational success. Commenced review of the enterprise risk operating model and advanced succession planning development across the risk organizations.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hinduja should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

FREDDIE MAC | 2024 Form 10-K	244

Executive Compensation	Compensation Discussion and Analysis

Heidi L. Mason, EVP & General Counsel
Performance Highlights
■
Supported the successful achievement of numerous business objectives, including important mission-related initiatives, by effectively navigating legal and regulatory matters with thought leadership, coordinated legal advice, and collaborative partnership.

■ Advised the Board and senior management on a wide variety of complex business, legal, and governance issues.
■ Supervised the successful resolution of a variety of significant legal matters, helped navigate a number of new regulatory initiatives, and provided guidance on risk management strategies.
■ Continued strong leadership of the Legal Division staff, including ongoing enhancement of capabilities and collaboration in providing advice and services.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Ms. Mason should receive 100% of her At-Risk Deferred Salary that was subject to adjustment based on her individual performance after taking into account the company’s performance against the Corporate Scorecard.

Sonu Mittal, EVP - Single-Family Acquisitions
Performance Highlights
■
Continued to advance initiatives to serve the company’s mission to Make Home Possible, including those related to affordable housing goals, Duty to Serve objectives, and the Single-Family housing plans.

■
Led the continued strong performance of the Single-Family Acquisitions business, with a focus on diversifying the seller base, driving innovation, improving financial discipline, managing risks, and elevating operational capabilities.

■ Continued personal industry leadership to increase affordable housing finance options, including expanding the Developer Academy and increasing credit access for members of federally recognized Native American tribes to support homeownership on tribal lands.
■
Provided strong leadership in the development of staff in the Single-Family Acquisitions business and enhanced focus on organizational realignment of resources to provide a more efficient experience for our customers.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Mittal should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

Christian M. Lown, Former EVP & CFO
Performance Highlights
■	Partnered with other leaders to identify opportunities for operational and financial efficiency.
■	Continued focus on enhanced analytical and forecasting capabilities for both internal management reporting and external disclosures.
■	Led efforts to implement several operational improvements, included improving accountability, alignment and efficiency with respect to managing budgets and long-term projects.
■	Continued the successful development of management and staff in the Finance Division to expand skill sets needed for future organizational success.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Lown should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

Jerry Weiss, Former EVP - Chief Administrative Officer
Performance Highlights
■
Provided strong leadership to the Chief Administrative Officer Division and partnered with other leaders to meet the evolving needs of the company, including: addressing FHFA’s regulatory and conservatorship initiatives; reporting and engagement of supervisory matters; management of regulatory and stakeholder feedback on new initiatives; advancing internal and external communications; and improving employees’ on-site experience.

■ Played a key role in partnering with the President and the Board in developing the company’s strategic plan, corporate priorities and objectives, and related Corporate Scorecard.
■ Collaborated with other leaders to enhance Board governance and the Board reporting and presentation process.
■ As a CSS Board member, oversaw successful operations of this joint venture, which Freddie Mac relies on for the operation of a significant portion of our single-family securitization.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Weiss should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

FREDDIE MAC | 2024 Form 10-K	245

Executive Compensation	Compensation Discussion and Analysis
2024 Deferred Salary
The following chart reports the actual amounts of 2024 Deferred Salary for each NEO, other than Ms. Reid and Mr. DeVito who were not eligible for 2024 Deferred Salary. See Executive Compensation - CD&A - Overview of EMCP for additional information.
Table 62 - 2024 Deferred Salary

	2024 Actual Deferred Salary

	Fixed	At-Risk

Named Executive Officer		Conservatorship Scorecard	Corporate Scorecard / Individual
Michael T. Hutchins	$1,920,000	$502,200	$540,000
James M. Whitlinger	547,500	198,788	213,750
Anil D. Hinduja	1,290,000	376,650	405,000
Heidi L. Mason	1,220,000	362,700	390,000
Sonu Mittal	900,000	279,000	300,000
Christian M. Lown	507,363	227,646	244,780
Jerry Weiss	1,115,000	341,775	367,500
Written Agreements Relating to NEO Employment
We entered into agreements with each of our NEOs in connection with their hiring, which set forth the specific initial levels of compensation, including, as applicable, Base Salary and Target TDC. The compensation of each NEO is subject to change by FHFA and the terms of the EMCP. See Executive Compensation - CD&A - Determination of 2024 Target TDC for Eligible NEOs - 2024 Target TDC for 2024 Target TDC amounts for our eligible NEOs. Other than the agreements described below, there are no material provisions of any of the agreements we entered into with our NEOs in connection with their hiring as they have either been superseded by the EMCP, as described above, or the provisions are no longer effective, such as sign-on bonuses that have been paid and are no longer subject to repayment.
In connection with Ms. Reid's appointment as our CEO, she was offered relocation benefits to reimburse her for her costs associated with relocating to the Washington, D.C., area. These relocation benefits are subject to repayment if, within 24 months of signing the repayment agreement, Ms. Reid terminates her employment with Freddie Mac for any reason or Freddie Mac terminates her employment due to the occurrence of forfeiture events relating to materially inaccurate information, termination for felony conviction or willful misconduct, gross neglect or gross misconduct, or violation of a post-termination non-competition covenant.
In connection with Ms. Mason’s appointment as EVP & General Counsel, she was offered relocation benefits to reimburse her for costs associated with relocating to the Washington, D.C., area. These relocation benefits are subject to repayment if, within two years of receiving them, Ms. Mason terminates her employment with Freddie Mac for any reason or Freddie Mac terminates her employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement.
In connection with Mr. Mittal's employment as SVP - Single-Family Acquisitions, he was offered a cash sign-on award of $1,042,000 in recognition of forfeited compensation at his previous employer, payable in four installments: $409,000 paid on his start date in 2023, $455,000 paid on the first anniversary of his start date, $110,000 paid on the second anniversary of his start date, and $68,000 payable on the third anniversary of his start date. Any unpaid portion of the cash sign-on award will not be paid, and any portion paid within the last year will be subject to repayment, in the event Mr. Mittal terminates his employment with us for any reason or Freddie Mac terminates his employment due to (1) the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement, (2) significant misconduct, chronic unexcused absenteeism, disruptive behavior, refusal to perform assigned duties, or other lack of good faith effort to perform assigned duties, (3) him being substantially responsible for Freddie Mac's insolvency or troubled condition, or (4) failure to meet a condition of employment.
We have also entered into restrictive covenant and confidentiality agreements with each of our NEOs. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Restrictive Covenant and Confidentiality Agreements.
The NEOs are not currently entitled to severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see Executive Compensation - 2024 Compensation Information for NEOs - Potential Payments Upon Termination of Employment.

FREDDIE MAC | 2024 Form 10-K	246

Executive Compensation	Compensation Discussion and Analysis
Restrictive Covenant and Confidentiality Agreements

Each of our NEOs is subject to a restrictive covenant and confidentiality agreement with us. Each agreement provides that the NEO will not seek or accept employment with designated competitors that involves performing similar duties for twelve months immediately following termination of employment, regardless of whether the NEO's employment is terminated by the NEO, by us, or by mutual agreement. During this period, each NEO agrees not to solicit or recruit any of our managerial employees with whom the NEO worked, or any employee the NEO directly or indirectly supervised. The agreements also provide for the confidentiality of information that constitutes trade secrets or proprietary or other confidential information. In addition, the restrictive covenant and confidentiality agreement provides in some circumstances for a six-month “cooling off” period after a separation from employment, during which the NEO will be prohibited from participating directly or indirectly in a transaction involving Freddie Mac.
Recapture and Forfeiture Agreement

To participate in the EMCP, each of our eligible NEOs has entered into a Recapture and Forfeiture Agreement. Ms. Reid and Mr. DeVito were not eligible to participate in the EMCP due to their service as our CEO during 2024 and, as such, neither has entered into a Recapture and Forfeiture Agreement.
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

FREDDIE MAC | 2024 Form 10-K	247

Executive Compensation	Compensation Discussion and Analysis
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
Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers (including each of our NEOs). The form of agreement for executive officers provides that indemnification rights under the agreement would terminate if and when the executive officer remained employed by Freddie Mac after ceasing to report directly to the CEO or President with respect to any claims arising from matters occurring after the officer no longer reported directly to the CEO or President. In that event, similar indemnification rights would continue to be available to such executive officer under our Bylaws going forward. The indemnification agreement provides that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and reasonable expenses (including attorneys' fees) actually incurred by the indemnitee in connection with any threatened or pending action, suit, or proceeding, except such liabilities and expenses as are incurred because of the indemnitee's willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement, or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA’s Rule on Golden Parachute and Indemnification Payments.
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
Perquisites

We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The company offered no executive perquisites to executive officers in 2024 other than a relocation program.
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

FREDDIE MAC | 2024 Form 10-K	248

Executive Compensation	Compensation Discussion and Analysis
participant's Base Salary.
The SERP II was available to employees who were participants in the company’s Pension Plan as of the date the Pension Plan was terminated. It was intended to provide participants with the full amount of the benefits to which they would have been entitled under the tax-qualified Transitional Plan (see our Annual Report on Form 10-K filed on February 19, 2015, for additional information) if that plan was not subject to certain dollar limits under the Internal Revenue Code. This was referred to as the "SERP II Benefit." Mr. Weiss was the only NEO who was eligible for the SERP II Benefit related to the Pension Plan termination.
The SERP II also provides participants with the flexibility to make Roth contributions to the Thrift/401(k) Plan and still receive employer matching contributions in the SERP.
For additional information regarding these benefits, see Executive Compensation - 2024 Compensation Information for NEOs - Nonqualified Deferred Compensation.
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
For additional information on our policy regarding the purchase, sale, or other disposition of Freddie Mac securities by employees and directors, see Executive Compensation - CD&A - Other Executive Compensation Considerations - Insider Trading Policy.
Insider Trading Policy

The Purchase Agreement prohibits us from issuing any shares of equity securities without the prior written consent of Treasury; and all Freddie Mac employees and directors are prohibited from entering into transactions to purchase or sell Freddie Mac securities as well as hedging Freddie Mac securities and pledging Freddie Mac securities in margin account or as collateral for a loan. For additional information on stock ownership, see Executive Compensation - CD&A - Other Executive Compensation Considerations - Stock Ownership, Hedging, and Pledging Policies. Employees and directors who acquired Freddie Mac securities prior to their employment or appointment; by gift, inheritance, or merger; or in violation of Freddie Mac policies may divest provided:
(i)The security holder submitted the transaction for pre-clearance by the Compliance department;
(ii)The transaction occurs during the window period, a period of five-weeks after releasing the previous quarter’s earnings as determined by the Legal division; and
(iii)The security holder is not in possession of any related material non-public information.
For additional information on our insider trading arrangements and policies, see our Codes of Conduct for employees and directors, filed as Exhibits 14.1 and 14.2 to this Form 10-K.

FREDDIE MAC | 2024 Form 10-K	249

Executive Compensation	Compensation Discussion and Analysis
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
●    Target between the 25th and 50th percentiles of the market compensation when recommending compensation to be provided to any senior officers, unless FHFA has granted an exception; and
● Effective for 2024 compensation, utilize a new Comparator Group and benchmarking approach as described in Comparator Group Companies.
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

FREDDIE MAC | 2024 Form 10-K	250

Executive Compensation	Compensation Discussion and Analysis
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

Kevin G. Chavers, Chair
Mark H. Bloom
Christopher E. Herbert
Grace A. Huebscher
Roy Swan

FREDDIE MAC | 2024 Form 10-K	251

Executive Compensation	Compensation and Risk
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
The assessment and risk performance was discussed with the CHC Committee in January 2025. Management's conclusion, with which the CHC Committee concurred, is that the company's compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and that nothing in the executive pay program is likely to create material risk for the company.

FREDDIE MAC | 2024 Form 10-K	252

Executive Compensation	CEO Pay Ratio

CEO PAY RATIO
SEC rules require annual disclosure of the ratio of a company's CEO's total annual compensation to that of its median employee. For 2024, we used the 2024 median employee who we identified as of December 31, 2024, using payroll data as reported on Form W-2, Box 5. Except as noted below, we calculated that employee's total annual compensation for 2024 using the same method required for calculating total annual compensation for our CEO (and other NEOs) for purposes of Table 64 - Summary Compensation Table.
The table below sets forth the total annual compensation for our CEO and median employee and the ratio between the two.
Table 63 - CEO Pay Ratio

	CEO Pay Ratio
Employee	Total Compensation	Ratio
Diana W. Reid (CEO)	$622,950(1)	3.64
Median Employee	$171,293(2)
(1)    Ms. Reid has served as our CEO since September 2024. The amount reported in this table reflects Ms. Reid’s annualized total compensation for 2024, which consists of (1) an annual base salary level of $600,000 and (2) $22,950 in relocation benefits Ms. Reid received in 2024.
(2)     Reflects actual 2024 total compensation for the median employee except for estimated incentive compensation payment because, as of the filing of this Form 10-K, we have not concluded our performance year 2024 compensation planning process for employees other than our NEOs. This estimate includes the projected incentive payout for individuals with similar performance ratings.
Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

FREDDIE MAC | 2024 Form 10-K	253

Executive Compensation	2024 Compensation Information for NEOs

2024 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: Ms. Reid (who has served as our CEO since September 10, 2024); Mr. Hutchins (who served as interim CEO from March 15, 2024, to September 9, 2024, while continuing to serve as our President); Mr. Whitlinger (who served as SVP – Interim CFO from June 29, 2024, to December 31, 2024); Mr. DeVito (who served as our CEO until March 15, 2024); Mr. Lown (who served as EVP & CFO until June 28, 2024); Mr. Weiss (who would have been one of our three most highly compensated executive officers but for the fact that he was not serving as an executive officer as of December 31, 2024); and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2024.
Summary Compensation Table
Table 64 - Summary Compensation Table

		Salary		Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Named Executive Officer	Year	Earned During Year(1)	Deferred(2)
Diana W. Reid(6)	2024	$182,308	—	—	—	$22,950	$205,258
CEO

Michael T. Hutchins	2024	600,000	1,920,000	—	1,092,121	147,984	3,760,105
President	2023	600,000	1,920,000	—	1,068,874	147,408	3,736,282
	2022	600,000	1,920,000	—	1,053,372	105,744	3,679,116

James M. Whitlinger(7)	2024	450,000	547,500	—	432,298	89,613	1,519,411
EVP & CFO

Anil D. Hinduja	2024	600,000	1,290,000	—	819,091	132,896	2,841,987
EVP - CRO	2023	600,000	1,290,000	—	801,656	132,509	2,824,165
	2022	600,000	1,220,000	—	760,769	104,379	2,685,148

Heidi L. Mason(8)	2024	600,000	1,220,000	—	788,754	131,219	2,739,973
EVP & General Counsel	2023	600,000	1,150,000	—	742,274	136,105	2,628,379

Sonu Mittal(9)	2024	500,000	900,000	455,000	606,734	90,209	2,551,943
EVP - Single-Family Acquisitions

Michael J. DeVito	2024	126,923	—	—	—	31,272	158,195
Former CEO	2023	600,000	—	—	—	51,000	651,000
	2022	600,000	—	—	—	31,385	631,385

Christian M. Lown	2024	300,000	507,363	—	495,054	85,080	1,387,497
Former EVP & CFO	2023	600,000	1,605,000	325,000	935,265	139,958	3,605,223
	2022	600,000	1,500,000	475,000	889,957	104,925	3,569,882

Jerry Weiss(10)	2024	600,000	1,115,000	—	743,249	128,704	2,586,953
Former EVP - Chief Administrative Officer	2023	600,000	1,045,000	—	697,737	126,714	2,469,451
	2022	600,000	975,000	—	658,358	103,901	2,337,259

(1)Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.
(2)Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2024, 2023, and 2022 was 2.395%, 2.365%, and 0.195%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. Interest on Fixed Deferred Salary earned during 2024, 2023, and 2022 is included in All Other Compensation.
(3)Amounts shown reflect cash sign-on payments made to Mr. Lown in connection with his hiring in 2020 and Mr. Mittal in connection with his hiring in 2023. Although we classified the payment in the “Bonus” column for purposes of the Summary Compensation Table, it is not considered a “bonus” under the STOCK Act. Please see Executive Compensation - CD&A - Written Agreements Relating to NEO Employment and Executive Compensation - CD&A - Other Executive Compensation Considerations - Legal, Regulatory, and Conservator Restrictions on Executive Compensation for additional details.
(4)Amounts shown reflect At-Risk Deferred Salary earned during each year, as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2024, 2023, and 2022 was the same as noted for the interest rate for the Fixed Deferred Salary. Except in the case of Mr. Lown, for At-Risk Deferred Salary earned during each quarter of 2022, one-half was paid in cash on the last pay date of the corresponding quarter in 2023, and the remaining one-half was paid on the last pay date of the corresponding quarter in 2024. For Mr. Lown, At-Risk Deferred Salary earned during each quarter of 2022 was paid on the

FREDDIE MAC | 2024 Form 10-K	254

Executive Compensation	2024 Compensation Information for NEOs

last pay date of the corresponding quarter in 2024. At-Risk Deferred Salary earned during each quarter of 2023 and thereafter will be paid in cash on the last pay date of the corresponding quarter in the second calendar year following the quarter in which the amount was earned. See Executive Compensation - CD&A - Determination of 2023 At-Risk Deferred Salary and Executive Compensation - CD&A - EMCP Overview.
(5)Amounts for 2024 reflect: (1) contributions made under our tax-qualified Thrift/401(k) Plan for plan year 2024; (2) accruals earned pursuant to the SERP Benefit for plan year 2024; (3) interest on Fixed Deferred Salary earned during 2024; (4) amounts relating to accrued vacation time; and (5) reimbursement of certain relocation expenses incurred by Ms. Reid, as described below. The amounts for 2024 are as follows:

Named Executive Officer	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Other
Diana W. Reid	$—	$—	—	$22,950
Michael T. Hutchins	29,325	72,675	45,984
James M. Whitlinger	29,325	47,175	13,113
Anil D. Hinduja	29,325	72,675	30,896
Heidi L. Mason	29,325	72,675	29,219
Sonu Mittal	23,556	45,098	21,555
Michael J. DeVito	7,615	—	—	23,657
Christian M. Lown	20,700	15,300	12,151	36,929
Jerry Weiss	29,325	72,675	26,704
Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee's contributions. Also, after their first year of employment, employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year. Employee contributions, our matching contributions, and the 2.5% employer contribution are invested in accordance with the employee's investment elections and are immediately vested. For additional information regarding the SERP Benefit, see Executive Compensation - 2024 Compensation Information for NEOs - Nonqualified Deferred Compensation.
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by any NEO was less than $10,000, except for Ms. Reid, who, in 2024, was reimbursed $22,950 for relocation expenses. Therefore, in accordance with SEC rules, amounts shown under "All Other Compensation" do not include perquisites, other than for Ms. Reid.
For Messrs. Lown and DeVito, the amount reported in "Other" reflects the payment of accrued unused vacation hours payable upon termination of employment pursuant to the terms of the company's vacation policy.
(6)Pursuant to SEC reporting requirements, because Ms. Reid first became an NEO in 2024, information for 2023 and 2022 is not required to be disclosed.
(7)Pursuant to SEC reporting requirements, because Mr. Whitlinger first became an NEO in 2024, information for 2023 and 2022 is not required to be disclosed. Amounts shown reflect compensation earned while serving as SVP – Single-Family CFO (all of 2024) as well as SVP - Interim CFO (from June 29, 2024, to December 31, 2024).
(8)Pursuant to SEC reporting requirements, because Ms. Mason first became an NEO in 2023, information for 2022 is not required to be disclosed.
(9)Pursuant to SEC reporting requirements, because Mr. Mittal first became an NEO in 2024, information for 2023 and 2022 is not required to be disclosed. Amounts shown reflect compensation earned while serving as SVP - Single-Family Acquisitions (all of 2024).
(10)Amounts shown reflect compensation earned while serving as EVP – Chief Administrative Officer (from January 1, 2024, to December 1, 2024) and EVP & Senior Advisor (from December 2, 2024, to December 31, 2024).
Grants of Plan-Based Awards
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2024. The Purchase Agreement prohibits us from issuing equity securities without Treasury's prior written consent. No stock awards were granted during 2024. For a description of the performance and other measures used to determine payouts, see Executive Compensation - CD&A - Elements of Target Total Direct Compensation - Determination of 2024 Target TDC for NEOs - Determination of 2024 At-Risk Deferred Salary - 2024 Deferred Salary.

FREDDIE MAC | 2024 Form 10-K	255

Executive Compensation	2024 Compensation Information for NEOs

Table 65 - Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Named Executive Officer(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum

Michael T. Hutchins	Conservatorship Scorecard	—	$540,000
	Corporate Scorecard/Individual	—	540,000
	Total	—	1,080,000

James M. Whitlinger	Conservatorship Scorecard	—	213,750
	Corporate Scorecard/Individual	—	213,750
	Total	—	427,500

Anil D. Hinduja	Conservatorship Scorecard	—	405,000
	Corporate Scorecard/Individual	—	405,000
	Total	—	810,000

Heidi L. Mason	Conservatorship Scorecard	—	390,000
	Corporate Scorecard/Individual	—	390,000
	Total	—	780,000

Sonu Mittal	Conservatorship Scorecard	—	300,000
	Corporate Scorecard/Individual	—	300,000
	Total	—	600,000
Christian M. Lown	Conservatorship Scorecard	—	244,780
	Corporate Scorecard/Individual	—	244,780
	Total	—	489,560
Jerry Weiss	Conservatorship Scorecard	—	367,500
	Corporate Scorecard/Individual	—	367,500
	Total	—	735,000

(1)Ms. Reid and Mr. DeVito were not eligible to receive Deferred Salary in 2024, and therefore are not included in this table.
(2)The amounts reported reflect At-Risk Deferred Salary granted in 2024 which is subject to reduction based on: (1) corporate performance against the Conservatorship Scorecard; and (2) the company's performance against the Corporate Scorecard goals and an officer's individual performance. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2024 are reported in the Non-Equity Incentive Plan Compensation column of Table 64 - Summary Compensation Table.
Outstanding Equity Awards at Fiscal Year-End
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2024.
Option Exercises and Stock Vested
None of the NEOs exercised options or had RSUs vest during 2024.
Pension Benefits
No Pension Benefits table is presented here as the Pension Plan termination was completed in 2015. For additional information, see Executive Compensation - CD&A - Other Executive Compensation Considerations.

FREDDIE MAC | 2024 Form 10-K	256

Executive Compensation	2024 Compensation Information for NEOs

Nonqualified Deferred Compensation
Nonqualified deferred compensation for the NEOs consists of the SERP Benefit, and, for those NEOs who were eligible for the Transitional Plan (or those NEOs who may have deferred Roth contributions into their Thrift/401(k) Plan account), the SERP II Benefit. The SERP and SERP II are unfunded, nonqualified defined contribution plans designed to provide participants with the full amount of benefits to which they would have been entitled under the Thrift/401(k) Plan and Transitional Plan (for those NEOs eligible) if the plan was not subject to certain dollar limits under the Internal Revenue Code.
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
To be eligible for the SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Plan for part of the year, as discussed in Footnote 5 to Table 64 - Summary Compensation Table. In addition, to be eligible for the portion of the SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Plan on either a pre- or post-tax basis.
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
Participants are credited with earnings or losses in their SERP and SERP II Benefit accounts based upon each participant's individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP and SERP II, which are the same as the investment options available under the Thrift/401(k) Plan. The SERP and SERP II Benefits are generally distributed in a lump sum 90 days after the end of the calendar year in which a separation from service occurs. A six-month delay in the commencement of distributions on account of a separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. If the NEO dies, the vested SERP Benefit is paid in the form of a lump sum within 90 days of death, and the SERP II Benefit is paid by March 31st following the year the NEO dies.
The following table shows the allocations, earnings, distributions, and accumulated balances under the SERP Benefit and SERP II Benefit for each NEO:

FREDDIE MAC | 2024 Form 10-K	257

Executive Compensation	2024 Compensation Information for NEOs

Table 66 - SERP Benefit and SERP II Benefit

Named Executive Officer	Executive Contribution in 2024(1)	Freddie Mac Accruals in 2024(2)	Aggregate Earnings in 2024(3)	Aggregate Distributions	Balance at December 31, 2024(4)
Diana W. Reid
SERP Benefit	$—	$—	$—	$—	$—
Michael T. Hutchins
SERP Benefit	—	72,675	157,477	—	1,140,912
James M. Whitlinger
SERP Benefit	—	47,175	24,752	—	536,498
Anil D. Hinduja
SERP Benefit	—	72,675	162,634	—	1,017,532
Heidi L. Mason
SERP Benefit	—	72,675	4,463	—	141,765
Sonu Mittal
SERP Benefit	—	45,098	1,371	—	46,469
Michael J. DeVito
SERP Benefit	—	—	2,204	—	45,741
Christian M. Lown
SERP Benefit	—	15,300	49,881	—	296,347
Jerry Weiss
SERP Benefit	—	72,675	407,631	—	2,704,273
SERP II Benefit	—	—	135,090	—	640,351
(1)The SERP and SERP II do not allow for employee contributions.
(2)Amounts reported reflect accruals under the SERP during 2024, including the 2.5% contribution accruals which will be allocated to NEO accounts in 2025. These amounts are also reported in the "All Other Compensation" column in Table 64 - Summary Compensation Table.
(3)Amounts reported represent the total interest and other earnings credited to each NEO under the SERP and SERP II Benefits in 2024.
(4)Amounts reported reflect the accumulated balance under the SERP and SERP II Benefits for each NEO and include the plan year 2024 accruals noted in footnote 2 above. All NEOs are fully vested in their SERP, and for Mr. Weiss, his SERP II Benefit account balance. The following 2023 SERP Benefit accrual amounts were reported in the "All Other Compensation" column in the 2023 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2023: Mr. DeVito: $22,950, Mr. Hutchins: $73,950, Mr. Hinduja: $73,950, Mr. Lown: $73,950. See our Annual Report on Form 10-K filed on February 14, 2024.
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

FREDDIE MAC | 2024 Form 10-K	258

Executive Compensation	2024 Compensation Information for NEOs

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
The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated their employment under various circumstances as of December 31, 2024.
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
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2024.
Table 67 - Compensation and Benefits if NEO Terminated Employment as of December 31, 2024

Named Executive Officer(1)	Death	Disability	Retirement(2)	All Other Not For Cause Terminations(3)

Michael T. Hutchins
Pay Component
2024 Fixed Deferred Salary	1,920,000	1,920,000	1,920,000
2024 At-Risk Deferred Salary(4)	1,080,000	1,080,000	1,042,200
2024 Interest on Deferred Salary(6)	44,906	97,716	95,905
2023 At-Risk Deferred Salary(5)	1,020,600	1,020,600	1,020,600
2023 Interest on Deferred Salary(6)	39,223	48,274	48,274
Total	$4,104,729	$4,166,590	$4,126,979	$—

James M. Whitlinger
Pay Component
2024 Fixed Deferred Salary	547,500	547,500	547,500
2024 At-Risk Deferred Salary(4)	427,500	427,500	412,538
2024 Interest on Deferred Salary(6)	14,595	33,590	32,873
2023 At-Risk Deferred Salary(5)	403,988	403,988	403,988
2023 Interest on Deferred Salary(6)	15,526	19,109	19,109
Total	$1,409,109	$1,431,687	$1,416,008

Anil D. Hinduja
Pay Component
2024 Fixed Deferred Salary	1,290,000	1,290,000		954,600
2024 At-Risk Deferred Salary(4)	810,000	810,000		781,650

FREDDIE MAC | 2024 Form 10-K	259

Executive Compensation	2024 Compensation Information for NEOs

Named Executive Officer(1)	Death	Disability	Retirement(2)	All Other Not For Cause Terminations(3)
2024 Interest on Deferred Salary(6)	31,434	69,695		60,304
2023 At-Risk Deferred Salary(5)	765,450	765,450		765,450
2023 Interest on Deferred Salary(6)	29,417	36,206		36,206
Total	$2,926,301	$2,971,351	$—	$2,598,210

Heidi L. Mason
Pay Component
2024 Fixed Deferred Salary	1,220,000	1,220,000		902,800
2024 At-Risk Deferred Salary(4)	780,000	780,000		752,700
2024 Interest on Deferred Salary(6)	29,938	66,581		57,676
2023 At-Risk Deferred Salary(5)	708,750	708,750		708,750
2023 Interest on Deferred Salary(6)	27,238	33,524		33,524
Total	$2,765,926	$2,808,855	$—	$2,455,450

Sonu Mittal
Pay Component
2024 Fixed Deferred Salary	900,000	900,000		666,000
2024 At-Risk Deferred Salary(4)	600,000	600,000		579,000
2024 Interest on Deferred Salary(6)	22,453	50,295		43,685
2023 At-Risk Deferred Salary(5)	444,150	444,150		444,150
2023 Interest on Deferred Salary(6)	15,980	21,008		21,008
Sign-on Award(7)	178,000	178,000		178,000
Total	$2,160,583	$2,193,453	$—	$1,931,843

Chris Lown(8)
Pay Component
2024 Fixed Deferred Salary				507,363
2024 At-Risk Deferred Salary(4)				472,426
2024 Interest on Deferred Salary(6)				34,781
2023 At-Risk Deferred Salary(5)				893,025
2023 Interest on Deferred Salary(6)				42,240
Total	$—	$—	$—	$1,949,835

Jerry Weiss
Pay Component
2024 Fixed Deferred Salary	1,115,000	1,115,000	1,115,000
2024 At-Risk Deferred Salary(4)	735,000	735,000	709,275
2024 Interest on Deferred Salary(6)	27,692	61,911	60,679
2023 At-Risk Deferred Salary(5)	666,225	666,225	666,225
2023 Interest on Deferred Salary	25,604	31,512	$31,512
Total	$2,569,521	$2,609,648	$2,582,691	$—
(1)Ms. Reid and Mr. DeVito are excluded from this table because they are not eligible for any additional compensation in connection with a termination of employment.
(2)Messrs. Hutchins, Whitlinger, and Weiss are the only retirement-eligible NEOs under the EMCP.

FREDDIE MAC | 2024 Form 10-K	260

Executive Compensation	2024 Compensation Information for NEOs

(3)All Other Not For Cause Terminations refer to (1) voluntary terminations other than for retirement; or (2) involuntary terminations other than for cause. No amount is shown for Mr. Hutchins because he is retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed for Fixed Deferred Salary for all other NEOs have been reduced by 26% to reflect a December 31, 2024 termination event.
(4)The amounts reported for 2024 At-Risk Deferred Salary in the Retirement and All Other Not For Cause Terminations columns reflect both the funding level determined by FHFA with respect to performance against the 2024 Conservatorship Scorecard and the assessment of 2024 corporate performance approved by the CHC Committee and FHFA. In cases of death or disability, the process for determining funding level is waived if the funding level has not been determined at the date of termination.
(5)The amounts reported for 2023 At-Risk Deferred Salary for all termination scenarios reflect both the funding level determined by FHFA with respect to performance against the 2023 Conservatorship Scorecard and the assessment of 2023 corporate performance approved by the CHC Committee and FHFA. These amounts reflect amounts earned in 2023 that, pursuant to the EMCP, will be paid in 2025.
(6)Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2024. The interest on At-Risk Deferred Salary in the case of disability and all other not for cause terminations is calculated for two years based on the two-year deferral period in accordance with the EMCP (refer to the Elements of Target TDC section).
(7)In the event Mr. Mittal's employment is terminated due to death, disability, or involuntary termination other than for cause, he will be entitled to receive any unpaid installments of his sign-on award. Mr. Mittal would not be eligible for this amount in the event of an involuntary termination for cause or a voluntary separation. For a description of the sign-on award, see Executive Compensation - CD&A - Written Agreements Relating to NEO Employment.
(8)Mr. Lown resigned from his position as EVP & CFO effective June 28, 2024. The information in the table reflects what he was actually paid.

FREDDIE MAC | 2024 Form 10-K	261

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following tables show the beneficial ownership of our common stock as of February 12, 2025, by our directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the ownership percentage of that person. As of February 12, 2025, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. We ceased paying our executive officers and directors stock-based compensation when we entered conservatorship. In addition, the Purchase Agreement prohibits us from issuing any of our equity securities, including as compensation to our directors and executive officers, without the prior written consent of Treasury, and no equity securities, other than the senior preferred stock issued to Treasury, have been issued since we entered conservatorship. In addition, company policy prohibits directors and executive officers from engaging in transactions involving our equity securities, except selling company securities owned prior to the implementation of the policy. See Executive Compensation - CD&A - Other Executive Compensation Considerations - Stock Ownership, Hedging, and Pledging Policies for additional information. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.

FREDDIE MAC | 2024 Form 10-K	262

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership By Directors and Executive Officers
Table 68 - Stock Ownership by Directors and Executive Officers

Directors and Named Executive Officers	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 12, 2025	Total Common Stock Beneficially Owned
Mark H. Bloom	Director	—	—	—
Kathleen L. Casey	Director	—	—	—
Kevin G. Chavers	Director	—	—	—
Lance F. Drummond	Director	—	—	—
Aleem Gillani	Director	—	—	—
Luke S. Hayden	Director	—	—	—
Christopher E. Herbert	Director	—	—	—
Grace A. Huebscher	Director	—	—	—
Allan P. Merrill	Director	—	—	—
Jane E. Prokop	Director	—	—	—
Roy Swan	Director	—	—	—
Diana W. Reid	CEO & Director	—	—	—
Michael T. Hutchins	President	—	—	—
James M. Whitlinger	EVP & CFO	2,189(2)	—	2,189(2)
Anil D. Hinduja	EVP - CRO	—	—	—
Heidi L. Mason	EVP & General Counsel	—	—	—
Sonu Mittal	EVP - Single-Family Acquisitions	—	—	—
Michael J. DeVito	Former CEO	—	—	—
Christian M. Lown	Former EVP & CFO	—	—	—
Jerry Weiss	Former EVP - Chief Administrative Officer	—	—	—
All directors and executive officers as a group (25 persons)		3,093	0	3,093(3)
(1)Includes shares of stock beneficially owned as of February 12, 2025.
(2)Represents shares of stock owned by Mr. Whitlinger's spouse.
(3)Represents shares of stock beneficially owned prior to the company's entry into conservatorship.
Stock Ownership by Greater-Than 5% Holders
Table 69 - Stock Ownership by Greater-Than 5% Holders

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

FREDDIE MAC | 2024 Form 10-K	263

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no shares of common stock available for issuance upon the exercise of options, warrants, and rights under our existing equity compensation plans as of December 31, 2024. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, the 1995 Stock Compensation Plan (together, the "Employee Plans"), and the 1995 Directors' Stock Compensation Plan (the "Directors' Plan"). The authorizations to issue shares of common stock under the Employee Plans and Directors' Plan have expired pursuant to their respective terms. Therefore, we are not providing an Equity Compensation Table.

FREDDIE MAC | 2024 Form 10-K	264

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
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued the Warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There have been a number of transactions between us and Treasury since the beginning of 2023, as discussed in MD&A - Consolidated Results of Operations, MD&A - Liquidity and Capital Resources, MD&A - Conservatorship and Related Matters, MD&A - Regulation and Supervision, Note 2, Note 8, and Note 11. FHFA, as Conservator, approved the Purchase Agreement. The remaining transactions described in those sections did not require review and approval under any of our policies and procedures relating to transactions with related persons.
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
Mr. Lown’s brother, Jeffrey Lown, serves as the CEO and President of Cherry Hill Mortgage Investment Corporation (“Cherry Hill”) and serves as the President and a director of one of Cherry Hill’s subsidiaries, Aurora Financial Group Inc. (“Aurora”). Aurora is a single-family servicer servicing approximately 27,061 loans with a UPB of $6.4 billion as of December 31, 2024. These transactions were conducted in the ordinary course of business and on an arm's-length basis.
Until November 15, 2024, Mr. Whitlinger’s spouse was an executive officer with NewPoint Real Estate Capital (“NewPoint”), a multifamily loan originator and servicer. We regularly acquire loans originated by NewPoint and we understand that these transactions represent a significant portion of NewPoint’s business. In 2024, we acquired loans from NewPoint totaling approximately $1.3 billion. These transactions were conducted in the ordinary course of business and on an arm's-length basis.

FREDDIE MAC | 2024 Form 10-K	265

Certain Relationships and Related Transactions
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See MD&A - Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2024 Form 10-K	266

Principal Accounting Fees and Services
Principal Accounting Fees and Services
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2024 and 2023.
Auditor Fees(1)
Table 70 - Auditor Fees

(In thousands)	2024	2023
Audit Fees(2)	$23,268	$22,699
Audit-Related Fees(3)	6,325	5,524
Tax Fees(4)	1,370	1,473
All Other Fees(5)	2	1
Total	$30,965	$29,697
(1)These fees represent amounts billed (including reimbursable expenses within the designated year).
(2)Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.
(3)Audit-related fees include: (1) fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants; (2) attestation-related services on debt offerings; (3) compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers; (4) fees related to accounting policy consultations; (5) fees for the performance of certain agreed-upon procedures related to our risk transfer and structured transactions, pursuant to engagement letters with the company, including where the fees are billed to and paid by unconsolidated trusts created in connection with such transactions; (6) fees related to sustainability reporting attestations; and (7) fees for assessing management’s Capital Investment framework and risk assessment methodology.
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

FREDDIE MAC | 2024 Form 10-K	267

Principal Accounting Fees and Services
company's independent auditor with fees totaling up to a maximum of $250,000 per quarter, with reporting of any such approval decisions to the Audit Committee at its next scheduled meeting. The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2024 and 2023.
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

FREDDIE MAC | 2024 Form 10-K	268

Exhibits and Financial Statement Schedules
Exhibits and Financial Statement Schedules
    (a) Documents filed as part of this report:
        (1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Financial Statements and Supplementary Data.
        (2) Financial Statement Schedules
            None.
        (3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page 278.

FREDDIE MAC | 2024 Form 10-K	269

Glossary
Glossary
This Glossary includes acronyms and defined terms that are used throughout this report.
■    ACIS - Agency Credit Insurance Structure - Transactions in which we purchase insurance policies that provide credit enhancement for certain specified credit events on the mortgage loans in the related reference pools, or provide front-end credit risk transfer as loans come into the portfolio. Under each of these insurance policies, we pay monthly premiums that are determined based on the outstanding balance of the reference pool. When specific credit events occur, we generally receive compensation from the insurance policy up to an aggregate limit based on actual losses.
■    Administration - Executive branch of the U.S. government and its agencies, including but not limited to FHFA and Treasury.
■    Agency securities - Generally refers to mortgage-related securities issued or guaranteed by the GSEs or government agencies.
■    AMI - Area Median Income.
■    Annual Business Plan - Consolidated business plan and divisional business plans.
■    AOCI - Accumulated other comprehensive income (loss), net of taxes.
■    ARM - Adjustable-rate mortgage - A mortgage loan with an interest rate that adjusts periodically over the life of the loan based on changes in a benchmark index.
■    ASU - Accounting Standards Update.
■    ASU 2022-02 - Accounting Standards Update 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the recognition and measurement guidance related to TDRs in ASC Subtopic 310-40. The amendments in this Update also require disclosure of current period gross write-offs by year of origination for financing receivables within the scope of ASC Subtopic 326-20.
■    ATA - Adjusted total assets.
■    AVM - Automated Valuation Model.
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
■    CMOs - Collateralized Mortgage Obligations.
■    CODM - Chief Operating Decision Maker.
■    Comprehensive income - Consists of net income plus other comprehensive income (loss).

FREDDIE MAC | 2024 Form 10-K	270

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
■    Credit score - Statistically-derived number that may indicate a borrower's likelihood to repay debt. Reported credit scores are based on FICO credit scoring models developed by Fair Isaac Corporation. FICO scores are ranked on a scale of approximately 300 to 850 points with a higher value indicating a lower likelihood of credit default.
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
■    Director - Director or Acting Director.
■    Dodd-Frank Act - Dodd-Frank Wall Street Reform and Consumer Protection Act.
■    DSCR - Debt Service Coverage Ratio - An indicator of future credit performance for multifamily loans. The DSCR estimates a multifamily borrower's ability to service its mortgage obligation using the secured property's cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its loan obligation. The original DSCR is used for loan underwriting and assumes monthly payments that reflect amortization of principal. The current DSCR is calculated using the actual debt service payments for the loan.
■    DTI ratio - Debt-to-income ratio. The ratio of borrowers' total monthly debt payments to gross monthly income. DTI ratio is an indicator of the creditworthiness of borrowers, as it measures borrowers' ability to manage monthly payments and repay debts.
■    Duration - A measure of a financial instrument's price sensitivity to changes in interest rates.

FREDDIE MAC | 2024 Form 10-K	271

Glossary
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
■    EMCP - Executive Management Compensation Program.
■    Enterprises - Freddie Mac and Fannie Mae.
■    EO&T - Enterprise Operations & Technology Division.
■    ERCF - Enterprise Regulatory Capital Framework - Final rule adopted by FHFA in 2020 that establishes a new regulatory capital framework for Freddie Mac and Fannie Mae as amended from time to time.
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
■    Fitch - Fitch Ratings Limited.
■    Fixed-rate loan - Refers to a loan originated at a specific rate of interest that remains constant over the life of the loan. For purposes of presentation in this report, we have categorized certain modified loans as fixed-rate loans, even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of the modification rather than at a subsequent date.
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

FREDDIE MAC | 2024 Form 10-K	272

Glossary
underlying loans, and initial upfront payments, such as credit fees.
■    Guide - The Single-Family Seller/Servicer Guide consists of Freddie Mac's requirements relating to the purchase, sale, and servicing of single-family mortgages.
■    Guidelines - Corporate Governance Guidelines, as revised.
■    HFA - State or local Housing Finance Agency.
■    HQLA - High quality liquid asset.
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
■    January 2025 Letter Agreement - An agreement that we through the Conservator, acting on our behalf, entered into with Treasury on January 2, 2025 to further amend (1) the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (Par Value $1.00 Per Share) dated April 13, 2021, (2) the Purchase Agreement, and (3) the Warrant.
■    K Certificates - Structured pass-through certificates generally backed by recently originated multifamily loans purchased by Freddie Mac.
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
● Original LTV - The LTV ratio at the time of origination. The original LTV is calculated as the UPB of the loan divided by the value of the property at the time of loan origination.
● Current LTV or CLTV - The current LTV ratio is a management estimate, which is updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time irrespective of the type of features of the specific property relative to other properties in that same geographic area. Changes in market value of single-family properties are derived from our internal index, which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family loan acquisitions. Estimates of the current LTV ratio exclude any secondary financing by third parties.

FREDDIE MAC | 2024 Form 10-K	273

Glossary
■    Market spread - The difference between the yields of two debt securities, or the difference between the yield of a debt security and a benchmark yield, such as SOFR or U.S. Treasury securities. We measure market spreads primarily using our models.
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
■    MSA - Metropolitan Statistical Area.
■    MSCR note - Multifamily Structured Credit Risk note - A debt security issued by a nonconsolidated trust where the principal balance is linked to the credit performance of a reference pool of multifamily loans owned or guaranteed by Freddie Mac. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust as a result of defined credit events on the reference pool.
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
■    NM - Not meaningful.
■    NOI - Net operating income.
■    Non-accrual loan - A loan for which we are not accruing interest income. We place loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.
■    NYSE - New York Stock Exchange.
■    OAS - Option-adjusted spread - An estimate of the incremental yield spread between a particular financial instrument (e.g., a security, loan, or derivative contract) and a benchmark yield curve (e.g., SOFR, agency, or U.S. Treasury securities). This includes consideration of potential variability in the instrument's cash flows resulting from any options embedded in the instrument, such as prepayment options. When the OAS on a given asset widens, the fair value of that asset will typically decline, all other market factors being equal. The opposite is true when the OAS on a given asset tightens.
■    Optigo® - Freddie Mac's Multifamily lender network and loan offerings.
■    OTC - Over-the-counter.
■    OTCQB - A marketplace, operated by the OTC Markets Group Inc., for OTC-traded U.S. companies that are registered and current in their reporting with the SEC or a U.S. banking or insurance regulator.

FREDDIE MAC | 2024 Form 10-K	274

Glossary
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
■    Pension Plan - The Federal Home Loan Mortgage Corporation Employees' Pension Plan.
■    PLBA - Prescribed leverage buffer amount.
■    PMIERS - Private Mortgage Insurer Eligibility Requirements - Financial and operational standards that private mortgage insurance companies must meet to be an approved insurer and provide mortgage guaranty insurance on mortgage loans acquired by Freddie Mac.
■    PMMS - Primary Mortgage Market Survey.
■    Primary mortgage market - The market where lenders originate loans by lending funds to borrowers. We do not lend money directly to homeowners and do not participate in this market.
■    Purchase Agreement / Senior Preferred Stock Purchase Agreement - An agreement that we through the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, relating to Treasury's purchase of senior preferred stock and warrant, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, January 14, 2021, September 14, 2021, and January 2, 2025.
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

FREDDIE MAC | 2024 Form 10-K	275

Glossary
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
■    SFHAs - Special Flood Hazard Areas designated by the Federal Emergency Management Agency.
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
■    UAD - Uniform Appraisal Dataset.
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

FREDDIE MAC | 2024 Form 10-K	276

Glossary
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
■    Workout, or loan workout - A workout is either a home retention action, which is either a loan modification, repayment plan, payment deferral plan, or forbearance plan, or a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.
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

FREDDIE MAC | 2024 Form 10-K	277

Exhibit Index
Exhibit Index

Exhibit	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2018)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 11, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2023)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2024 Form 10-K	278

Exhibit Index

Exhibit	Description*

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

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2024 Form 10-K	279

Exhibit Index

Exhibit	Description*

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.26
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012 (incorporated by reference to Exhibit 4.26 to the Registrant's Annual Report on Form 10-K filed on February 28, 2013)

4.27
Second Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated January 1, 2018 (incorporated by reference to Exhibit 4.27 to the Registrant's Annual Report on Form 10-K filed on February 15, 2018)

4.28
Third Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 30, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2019)

4.29
Fourth Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated April 13, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2021)

4.30
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.30 to the Registrant's Annual Report on Form 10-K filed on February 14, 2024)

4.31
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 14, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2024)

10.1
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2010)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2011)†

10.4
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012)†

10.5
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013)†

10.6
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2013)†

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2024 Form 10-K	280

Exhibit Index

Exhibit	Description*

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

10.14	2022 Executive Management Compensation Program (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2022)†

10.15	Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.16
Form of Restrictive Covenant and Confidentiality Agreement between the Federal Home Loan Mortgage Corporation and Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.17
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

10.19	Memorandum Agreement, dated May 4, 2021, between Freddie Mac and Michael J. DeVito (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.20	Memorandum Agreement, dated May 22, 2020, between Freddie Mac and Christian M. Lown (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2020)†

10.21	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2024 Form 10-K	281

Exhibit Index

Exhibit	Description*

10.22
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and Outside Directors (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 10, 2022)†

10.23
Memorandum Agreement, dated February 3, 2022, between Freddie Mac and Heidi L. Mason (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on February 14, 2024)†

10.24	Form of Senior executive Relocation Repayment Agreement (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on February 14, 2024)†

10.25	Memorandum Agreement, dated August 7, 2024, between Freddie Mac and Diana Reid (incorporated as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2024)†

10.26
Restrictive Covenant and Confidentiality Agreement, dated August 24, 2024, between Freddie Mac and Diana Reid (incorporated as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2024)†

10.27	Memorandum Agreement, dated December 30, 2024, between Freddie Mac and James Whitlinger†

10.28	Memorandum Agreement, dated January 27, 2023, between Freddie Mac and Sonu Mittal†

10.29	PC Master Trust Agreement, dated July 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 8, 2022)

10.30	UMBS and MBS Master Trust Agreement, dated July 30, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2022)

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

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2024 Form 10-K	282

Exhibit Index

Exhibit	Description*
10.37
Letter Agreement dated January 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 19, 2021)

10.38
Letter Agreement dated September 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 20, 2021)

10.39
Letter Agreement dated January 2, 2025 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025)

10.40	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.41
Fourth Amended and Restated Limited Liability Company Agreement to Common Securitization Solutions, LLC, dated as of January 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2022)

10.42
First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2024)

14.1	Federal Home Loan Mortgage Corporation Code of Conduct for Employees

14.2	Federal Home Loan Mortgage Corporation Code of Conduct for Non-Employee Directors

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2024 Form 10-K	283

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Diana W. Reid
Diana W. Reid
Chief Executive Officer
Date: February 13, 2025

FREDDIE MAC | 2024 Form 10-K	284

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ Launcelot F. Drummond*		Non-Executive Chair of the Board	February 13, 2025
Launcelot F. Drummond

/s/ Diana W. Reid		Chief Executive Officer and Director	February 13, 2025
Diana W. Reid		(Principal Executive Officer)

/s/ James Whitlinger		Executive Vice President and Chief Financial Officer	February 13, 2025
James Whitlinger		(Principal Financial Officer)

/s/ Donald F. Kish		Senior Vice President — Corporate Controller and	February 13, 2025
Donald F. Kish		Principal Accounting Officer (Principal Accounting Officer)

/s/ Mark H. Bloom*		Director	February 13, 2025
Mark H. Bloom

/s/ Kathleen L. Casey*		Director	February 13, 2025
Kathleen L. Casey

/s/ Kevin G. Chavers*		Director	February 13, 2025
Kevin G. Chavers

/s/ Aleem Gillani*		Director	February 13, 2025
Aleem Gillani

/s/ Luke S. Hayden*		Director	February 13, 2025
Luke S. Hayden

/s/ Christopher E. Herbert*		Director	February 13, 2025
Christopher E. Herbert

/s/ Grace A. Huebscher*		Director	February 13, 2025
Grace A. Huebscher

/s/ Allan P. Merrill*		Director	February 13, 2025
Allan P. Merrill

/s/ Jane E. Prokop*		Director	February 13, 2025
Jane E. Prokop

/s/ Roy Swan*		Director	February 13, 2025
Roy Swan

*By:	/s/	Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

FREDDIE MAC | 2024 Form 10-K	285

Index

Form 10-K Index

Item Number		Page(s)
PART I
Item 1	Business	1, 4-9, 24-34, 38-43, 95-105
Item 1A	Risk Factors	107-126
Item 1B	Unresolved Staff Comments	Not Applicable
Item 1C	Cybersecurity	81-82
Item 2	Properties	8
Item 3	Legal Proceedings	127
Item 4	Mine Safety Disclosures	Not Applicable
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	128
Item 6	Reserved	Not Applicable
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	1-5, 12-23, 35-37, 44-94, 106
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	75-80
Item 8	Financial Statements and Supplementary Data	129-213
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls and Procedures	83, 130-131, 214-215
Item 9B	Other Information	216
Item 9C	Disclosure Regarding Foreign Jurisdiction that Prevent Inspection	Not Applicable
PART III
Item 10	Directors, Executive Officers and Corporate Governance	47-48, 217-236
Item 11	Executive Compensation	237-238, 240-261
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	262-263
Item 13	Certain Relationships and Related Transactions, and Director Independence	225-226, 265-266
Item 14	Principal Accounting Fees and Services	267-268
PART IV
Item 15	Exhibits and Financial Statement Schedules	269, 278-283
Item 16	Form 10-K Summary	Not Applicable
Signatures		284-285

FREDDIE MAC | 2024 Form 10-K	286