Form 10-Q
period 2025-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2025-05-01
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 8, 2025, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 1Q 2025 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 1Q 2025 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and that are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the MD&A - Forward-Looking Statements section of this Form 10-Q and the Introduction and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2024 Annual Report.
You should read the following MD&A in conjunction with our 2024 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2025 included in Financial Statements.
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
Since September 2008, we have been operating in conservatorship, with FHFA as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. The Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For additional information on the conservatorship and related matters and the Purchase Agreement, see our 2024 Annual Report.

Freddie Mac 1Q 2025 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $2.8 billion, up 1% from 1Q 2024.
■    Net revenues were $5.9 billion, an increase of 2% year-over-year, primarily driven by higher net interest income, partially offset by lower non-interest income.
■    Net worth was $62.4 billion as of March 31, 2025, up from $50.5 billion as of March 31, 2024. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $132.2 billion on March 31, 2025, and will increase to $135.1 billion on June 30, 2025 based on the increase in net worth in 1Q 2025.
Market Liquidity

                      Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $88 billion in liquidity to the mortgage market in 1Q 2025, which enabled the financing of 313,000 home purchases, refinancings, and rental units.

Freddie Mac 1Q 2025 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 3% year-over-year to $3.6 trillion at March 31, 2025, continuing to grow at a moderate pace.
●    Our Single-Family mortgage portfolio was $3.1 trillion at March 31, 2025, up 2% year-over-year.
●    Our Multifamily mortgage portfolio was $467 billion at March 31, 2025, up 5% year-over-year.
Credit Enhancement Coverage

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

61%
62%
62%
62%
62%
$1,867
$1,900
$1,897
$1,914
$1,927
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

94%
95%
93%
91%
93%
$415
$423
$421
$425
$434
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
UPB
Percentage

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various types of credit enhancements, such as primary mortgage insurance and CRT transactions, to reduce our credit risk exposure and transfer a portion of the credit risk on certain loans in our mortgage portfolio to third parties. At March 31, 2025, we had credit enhancement coverage on 62% of our Single-Family mortgage portfolio and 93% of our Multifamily mortgage portfolio. See MD&A - Risk Management – Credit Risk for additional information on our credit enhancements.

Freddie Mac 1Q 2025 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
HOUSING AND MORTGAGE MARKET CONDITIONS
The charts below present certain housing and mortgage market indicators that can significantly affect our business and financial results. Certain market and macroeconomic prior period data have been updated to reflect revised historical data. For additional information on the effect of these indicators on our business and financial results, see MD&A – Consolidated Results of Operations and MD&A – Our Business Segments.
Single-Family

U.S. Single-Family Home Sales and House Prices
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index (seasonally adjusted rate).

U.S. Single-Family Mortgage Originations
(UPB in billions)

Source: Freddie Mac and Fannie Mae.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. The 1Q 2025 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in trillions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 1Q 2025 U.S. single-family mortgage debt outstanding balance is not yet available.

Freddie Mac 1Q 2025 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents

Source: Moody's.

Multifamily Quarterly Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS conduit market, excluding REOs). The 1Q 2025 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 1Q 2025 U.S. multifamily mortgage debt outstanding balance is not yet available.

Freddie Mac 1Q 2025 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change
(Dollars in millions)	1Q 2025	1Q 2024	$	%
Net interest income	$5,102	$4,759	$343	7%
Non-interest income	750	998	(248)	(25)
Net revenues	5,852	5,757	95	2
(Provision) benefit for credit losses	(280)	(181)	(99)	(55)
Non-interest expense	(2,088)	(2,122)	34	2
Income before income tax expense	3,484	3,454	30	1
Income tax expense	(690)	(688)	(2)	—
Net income	2,794	2,766	28	1
Other comprehensive income (loss), net of taxes and reclassification adjustments	34	(25)	59	NM
Comprehensive income	$2,828	$2,741	$87	3%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change
(Dollars in millions)	1Q 2025	1Q 2024	$	%
Guarantee net interest income:
Contractual net interest income	$3,981	$3,772	$209	6%
Deferred fee income	190	166	24	14
Total guarantee net interest income	4,171	3,938	233	6
Investments net interest income	1,297	1,514	(217)	(14)
Impact on net interest income from hedge accounting	(366)	(693)	327	47
Net interest income	$5,102	$4,759	$343	7%
Key Drivers:
■    Guarantee net interest income
●    1Q 2025 vs. 1Q 2024 - Increased primarily due to continued mortgage portfolio growth in Single-Family and an increase in the volume of fully guaranteed securitizations in Multifamily.
■    Investments net interest income
●    1Q 2025 vs. 1Q 2024 - Decreased primarily due to lower income from securities purchased under agreements to resell driven by a decrease in short-term interest rates.
■    Impact on net interest income from hedge accounting
●    1Q 2025 vs. 1Q 2024 - Decreased due to lower expense related to debt in hedge accounting relationships.

Freddie Mac 1Q 2025 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	1Q 2025			1Q 2024
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,355	$79	3.38%	$12,141	$125	4.09%
Securities purchased under agreements to resell	111,687	1,240	4.44	111,796	1,532	5.48
Investment securities	55,955	620	4.43	41,293	470	4.56
Mortgage loans(1)	3,200,240	29,395	3.67	3,100,111	26,229	3.38
Other assets	2,055	31	5.98	1,784	29	6.48
Total interest-earning assets	3,379,292	31,365	3.71	3,267,125	28,385	3.47
Interest-bearing liabilities:
Debt of consolidated trusts	3,125,203	(24,059)	(3.08)	3,035,073	(21,122)	(2.78)
Debt of Freddie Mac	189,394	(2,204)	(4.66)	180,850	(2,504)	(5.53)
Total interest-bearing liabilities	3,314,597	(26,263)	(3.17)	3,215,923	(23,626)	(2.94)
Impact of net non-interest-bearing funding	64,695	—	0.06	51,202	—	0.05
Total funding of interest-earning assets	3,379,292	(26,263)	(3.11)	3,267,125	(23,626)	(2.89)
Net interest income/yield		$5,102	0.60%		$4,759	0.58%
(1)Loan fees included in net interest income were $0.3 billion during both 1Q 2025 and 1Q 2024.
Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change
(Dollars in millions)	1Q 2025	1Q 2024	$	%
Guarantee income	$440	$496	($56)	(11)%
Investment gains, net	192	405	(213)	(53)
Other income	118	97	21	22
Non-interest income	$750	$998	($248)	(25)%
Key Drivers:
■    Guarantee income
●    1Q 2025 vs. 1Q 2024 - Decreased primarily due to lower fair value gains from prepayment rates, partially offset by fair value gains attributable to declines in medium-term interest rates during 1Q 2025.
■    Investment gains, net
●    1Q 2025 vs. 1Q 2024 - Decreased primarily due to lower revenues from held-for-sale loan purchase and securitization activities, coupled with impacts from interest-rate risk management activities.

Freddie Mac 1Q 2025 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change
(Dollars in millions)	1Q 2025	1Q 2024	$	%
Single-Family	($228)	($120)	($108)	(90)%
Multifamily	(52)	(61)	9	15
(Provision) benefit for credit losses	($280)	($181)	($99)	(55)%
Key Drivers:
■    1Q 2025 vs. 1Q 2024 - The provision for credit losses for 1Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The provision for credit losses for 1Q 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage rates.
Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change
(Dollars in millions)	1Q 2025	1Q 2024	$	%
Salaries and employee benefits	($423)	($421)	($2)	—%
Professional services, technology, and occupancy	(253)	(271)	18	7
Credit enhancement expense	(540)	(597)	57	10
Legislative and regulatory assessments:
Legislated guarantee fees expense	(744)	(724)	(20)	(3)
Affordable housing funds allocation	(37)	(30)	(7)	(23)
Regulatory assessment	(36)	(33)	(3)	(9)
Total legislative and regulatory assessments	(817)	(787)	(30)	(4)
Other expense	(55)	(46)	(9)	(20)
Non-interest expense	($2,088)	($2,122)	$34	2%
Key Drivers:
■    Credit enhancement expense
●    1Q 2025 vs. 1Q 2024 - Decreased primarily due to a lower volume of outstanding CRT transactions and lower losses on STACR Trust note repurchases.

Freddie Mac 1Q 2025 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	March 31, 2025	December 31, 2024	$	%
Assets:
Cash and cash equivalents	$4,790	$5,534	($744)	(13)%
Securities purchased under agreements to resell	105,070	100,118	4,952	5
Investment securities, at fair value	59,054	55,771	3,283	6
Mortgage loans held-for-sale	14,405	15,560	(1,155)	(7)
Mortgage loans held-for-investment	3,186,345	3,172,329	14,016	—
Accrued interest receivable	11,050	11,029	21	—
Deferred tax assets, net	4,992	5,018	(26)	(1)
Other assets	23,410	21,333	2,077	10
Total assets	$3,409,116	$3,386,692	$22,424	1%

Liabilities and Equity
Liabilities:
Accrued interest payable	$9,756	$9,822	($66)	(1)%
Debt	3,325,101	3,304,949	20,152	1
Other liabilities	11,856	12,346	(490)	(4)
Total liabilities	3,346,713	3,327,117	19,596	1
Total equity	62,403	59,575	2,828	5
Total liabilities and equity	$3,409,116	$3,386,692	$22,424	1%
Key Drivers:
As of March 31, 2025 compared to December 31, 2024:
■    Investment securities increased primarily due to an increase in purchases of U.S. Treasury securities.
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Debt increased primarily due to an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.

Freddie Mac 1Q 2025 Form 10-Q	9

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	March 31, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$3,034,514	$79,111	$3,113,625	$3,021,161	$70,701	$3,091,862
By Freddie Mac	40,053	11,372	51,425	42,050	16,715	58,765
Total mortgage loans held-for-investment	3,074,567	90,483	3,165,050	3,063,211	87,416	3,150,627
Mortgage loans held-for-sale	2,544	12,176	14,720	2,984	13,265	16,249
Total mortgage loans	3,077,111	102,659	3,179,770	3,066,195	100,681	3,166,876
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,299	353,002	383,301	30,038	355,108	385,146
Other mortgage-related guarantees	7,770	10,839	18,609	7,941	10,846	18,787
Total mortgage-related guarantees	38,069	363,841	401,910	37,979	365,954	403,933
Total mortgage portfolio	$3,115,180	$466,500	$3,581,680	$3,104,174	$466,635	$3,570,809
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,047,822	$79,415	$3,127,237	$3,033,506	$70,764	$3,104,270
Issued by nonconsolidated trusts	24,759	316,427	341,186	24,470	317,611	342,081
Total guaranteed mortgage-related securities	$3,072,581	$395,842	$3,468,423	$3,057,976	$388,375	$3,446,351
Investments Portfolio

Our investments portfolio consists of our mortgage-related investments portfolio and other investments portfolio.
Mortgage-Related Investments Portfolio

The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. We are also subject to additional limitations on the size and composition of our mortgage-related investments portfolio pursuant to FHFA guidance. For additional information on the restrictions on our mortgage-related investments portfolio, see the MD&A - Conservatorship and Related Matters section in our 2024 Annual Report.

Freddie Mac 1Q 2025 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	March 31, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans(1)	$42,597	$23,548	$66,145	$45,034	$29,980	$75,014
Mortgage-related securities:
Investment securities	2,980	3,886	6,866	3,136	4,020	7,156
Debt of consolidated trusts	18,203	804	19,007	18,188	634	18,822
Total mortgage-related securities	21,183	4,690	25,873	21,324	4,654	25,978
Mortgage-related investments portfolio	$63,780	$28,238	$92,018	$66,358	$34,634	$100,992
10% of notional amount of interest-only securities			$22,361			$22,495
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			114,379			123,487
(1)Includes $31.7 billion and $30.0 billion of single-family loans that we have purchased from securitization trusts as of March 31, 2025 and December 31, 2024, respectively.
Other Investments Portfolio

The table below presents the details of the carrying value of our other investments portfolio.
Table 10 - Other Investments Portfolio

	March 31, 2025				December 31, 2024
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$3,734	$951	$105	$4,790	$4,369	$1,055	$110	$5,534
Securities purchased under agreements to resell	93,294	13,588	2,424	109,306	92,787	12,764	2,787	108,338
Non-mortgage related securities(1)	39,684	—	6,195	45,879	37,249	—	5,465	42,714
Other assets(2)	—	—	6,370	6,370	—	—	6,091	6,091
Other investments portfolio	$136,712	$14,539	$15,094	$166,345	$134,405	$13,819	$14,453	$162,677
(1)Primarily consists of U.S. Treasury securities.
(2)Primarily includes LIHTC investments and advances to lenders.

Freddie Mac 1Q 2025 Form 10-Q	11

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 1Q 2025 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Results

The charts, tables, and related discussion below present the business results of our Single-Family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Estimated Guarantee Fee Rate(1) on New Acquisitions
(UPB in billions)

55
54
57
55
54
$62
$9
$53
$85
$11
$74
$98
$14
$84
$100
$26
$74
$78
$16
$62
1Q24
2Q24
3Q24
4Q24
1Q25
Home purchase
Refinance
Average estimated guarantee fee rate on new acquisitions (bps)

(1)Estimated guarantee fee rate calculations exclude the legislated guarantee fees and include deferred fees recognized over the estimated life of the related loans based on month-end market rates for the month of acquisition.
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

$320,000
$332,000
$345,000
$343,000
$347,000
194
33
161
257
45
212
284
49
235
294
82
212
224
53
171
1Q24
2Q24
3Q24
4Q24
1Q25
Home purchase borrowers
Refinance borrowers
Average loan UPB of new acquisitions

Key Drivers:
■    1Q 2025 vs. 1Q 2024
●    Both home purchase and refinance volume increased due to expanded market coverage, higher conforming loan limits, and house price appreciation in recent quarters.
●    The average loan size of new acquisitions increased due to higher conforming loan limits and house price appreciation in recent quarters.

Freddie Mac 1Q 2025 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate is calculated based on month-end market rates for the month of acquisition and includes deferred fees recognized over the estimated life of the related loans. These calculations exclude the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $40 billion as of March 31, 2025.
Single-Family Mortgage Loans
(Loan count in millions)
Key Drivers:
■    March 31, 2025 vs. March 31, 2024
●    Our Single-Family mortgage portfolio was $3.1 trillion at March 31, 2025, up 2% year-over-year. The mortgage portfolio continued to grow at a moderate pace.
●    The average loan size of our Single-Family mortgage portfolio increased year-over-year due to higher conforming loan limits and house price appreciation in recent periods, which contributed to new business acquisitions having a larger loan size compared to older vintages that continued to run off.

Freddie Mac 1Q 2025 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change
(Dollars in millions)	1Q 2025	1Q 2024	$	%
Net interest income	$4,753	$4,488	$265	6%
Non-interest income	165	(14)	179	NM
Net revenues	4,918	4,474	444	10
(Provision) benefit for credit losses	(228)	(120)	(108)	(90)
Non-interest expense	(1,871)	(1,925)	54	3
Income before income tax expense	2,819	2,429	390	16
Income tax expense	(558)	(484)	(74)	(15)
Net income	2,261	1,945	316	16
Other comprehensive income (loss), net of taxes and reclassification adjustments	8	(5)	13	NM
Comprehensive income	$2,269	$1,940	$329	17%
Key Drivers:
■ 1Q 2025 vs. 1Q 2024
●    Net income of $2.3 billion, up 16% year-over-year.
–Net revenues were $4.9 billion, up 10% year-over-year. Net interest income was $4.8 billion, up 6% year-over-year, primarily driven by continued mortgage portfolio growth and lower funding costs, partially offset by lower yields on short-term investments.
–Provision for credit losses was $0.2 billion for 1Q 2025, primarily driven by a credit reserve build attributable to new acquisitions. The provision for credit losses of $0.1 billion for 1Q 2024 was primarily driven by a credit reserve build attributable to new acquisitions and increasing mortgage interest rates.

Freddie Mac 1Q 2025 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity and Securitization Activity

New Business Activity and Units Financed(1)
(UPB in billions)
(1) Includes rental units financed by supplemental loans.
New Securitization Activity(2)
(UPB in billions) (2) Excludes resecuritizations.

Key Drivers:
■    1Q 2025 vs. 1Q 2024
●    While the UPB of our new business activity increased 11% year-over-year, both periods were adversely impacted by the high mortgage interest rate environment. Approximately 65% of this activity, based on UPB, was mission-driven affordable housing, exceeding FHFA's minimum requirement of 50%.
●    Total securitization issuance UPB increased 45% year-over-year, driven by a larger average securitization pipeline in 1Q 2025 compared to 1Q 2024.
●    Fully guaranteed securitization issuance UPB increased, representing a larger percentage of total securitization issuance UPB in 1Q 2025 compared to 1Q 2024.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $16.2 billion and $15.9 billion as of March 31, 2025 and March 31, 2024, respectively.

Freddie Mac 1Q 2025 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Exposure

Mortgage Portfolio
(UPB in billions)

$443
$447
$452
$467
$467
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25

Guarantee Exposure
(UPB in billions)
Key Drivers:
■    March 31, 2025 vs. March 31, 2024
●    Our mortgage portfolio increased 5% year-over-year, driven by our new business activity.
●    Our guarantee exposure increased by 6% year-over-year, as our new mortgage-related security guarantees outpaced paydowns.
●    The average guarantee fee rate on our guarantee exposures increased year-over-year, primarily due to continued growth of fully guaranteed securitization issuances for which we charge higher guarantee fee rates.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $4.3 billion as of both March 31, 2025 and December 31, 2024.

Freddie Mac 1Q 2025 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change
(Dollars in millions)	1Q 2025	1Q 2024	$	%
Net interest income	$349	$271	$78	29%
Non-interest income	585	1,012	(427)	(42)
Net revenues	934	1,283	(349)	(27)
(Provision) benefit for credit losses	(52)	(61)	9	15
Non-interest expense	(217)	(197)	(20)	(10)
Income before income tax expense	665	1,025	(360)	(35)
Income tax expense	(132)	(204)	72	35
Net income	533	821	(288)	(35)
Other comprehensive income (loss), net of taxes and reclassification adjustments	26	(20)	46	NM
Comprehensive income	$559	$801	($242)	(30)%
Key Drivers:
■    1Q 2025 vs. 1Q 2024
●    Net income of $0.5 billion, down 35% year-over-year.
–Net revenues were $0.9 billion, down 27% year-over-year.
◦Net interest income was $0.3 billion, up 29% year-over-year, primarily driven by an increase in the volume of fully guaranteed securitizations.
◦Non-interest income was $0.6 billion, down 42%, primarily driven by lower revenues from held-for-sale loan purchase and securitization activities, impacts from interest-rate risk management activities, and less favorable fair value changes from prepayment rates.

Freddie Mac 1Q 2025 Form 10-Q	18

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	1Q 2025			1Q 2024
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$6,691	$548	$7,239	$6,402	$447	$6,849
Provision (benefit) for credit losses	228	52	280	120	61	181
Charge-offs	(191)	(1)	(192)	(123)	—	(123)
Recoveries collected	27	1	28	26	—	26
Net charge-offs	(164)	—	(164)	(97)	—	(97)
Other(1)	96	—	96	83	—	83
Ending balance	$6,851	$600	$7,451	$6,508	$508	$7,016

Average loans outstanding during the period(2)	$3,101,599	$86,445	$3,188,044	$3,030,531	$58,504	$3,089,035
Net charge-offs to average loans outstanding	0.01%	—%	0.01%	—%	—%	—%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,543	$431	$6,974	$6,189	$381	$6,570
Other(3)	308	169	477	319	127	446
Total ending balance	$6,851	$600	$7,451	$6,508	$508	$7,016
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
(3)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
Table 14 - Allowance for Credit Losses Ratios

	March 31, 2025			December 31, 2024
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.21%	0.49%	0.22%	0.21%	0.46%	0.21%
Non-accrual loans to total loans outstanding	0.53	0.24	0.52	0.51	0.15	0.50
Allowance for credit losses to non-accrual loans	39.73	208.21	41.83	40.11	314.40	42.25
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,543	$431	$6,974	$6,381	$393	$6,774
Total loans outstanding(2)	3,103,245	87,449	3,190,694	3,092,137	84,554	3,176,691
Non-accrual loans(2)	16,467	207	16,674	15,908	125	16,033
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.

Freddie Mac 1Q 2025 Form 10-Q	19

Management's Discussion and Analysis	Risk Management

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
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).
Weighted Average Original DTI Ratio

Freddie Mac 1Q 2025 Form 10-Q	20

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased.
Table 15 - Single-Family New Business Activity

	1Q 2025		1Q 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$72,772	93%	$59,091	95%
15-year or less, amortizing fixed-rate	4,434	6	2,278	4
Adjustable-rate	440	1	900	1
Total	$77,646	100%	$62,269	100%

Percentage of purchases
DTI ratio > 45%		30%		28%
Original LTV ratio > 90%		23		25
Transaction type:
Guarantor swap		71		66
Cash window		29		34
Property type:
Detached single-family houses and townhouses		92		91
Condominium or co-op		8		9
Occupancy type:
Primary residence		93		93
Second home		2		2
Investment property		5		5
Loan purpose:
Purchase		79		86
Cash-out refinance		11		8
Other refinance		10		6
Transferring Credit Risk to Third-Party Investors

We engage in various credit enhancement arrangements to reduce our credit risk exposure on our single-family loans.
Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements
The table below provides the UPB of the mortgage loans acquired during the periods presented that were covered by primary mortgage insurance, the UPB of the mortgage loans covered by CRT transactions we entered into during the periods presented, and maximum coverage related to these newly acquired credit enhancements. In recent periods, we have changed our business strategy and revised our CRT transactions by retaining higher levels of initial losses. As a result, the benefits provided by these revised CRT transactions may be lower than those provided by the earlier CRT transactions even if the maximum coverage provided by the more recent CRT transactions is similar to that provided by the earlier CRT transactions.
Table 16 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	1Q 2025		1Q 2024
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$29,454	$7,740	$25,135	$6,616

CRT transactions:
STACR	37,961	1,296	41,402	1,284
ACIS	24,238	783	15,523	559
Other	885	158	692	107
Total CRT issuance	$63,084	$2,237	$57,617	$1,950

Freddie Mac 1Q 2025 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

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
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	March 31, 2025
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$661,861	21%	$175,838
STACR	1,212,945	39	28,053
ACIS	738,229	24	16,587
Other	39,145	1	10,614
Less: UPB with multiple credit enhancements and other reconciling items(5)	(725,320)	(23)	—
Single-Family mortgage portfolio - credit-enhanced	1,926,860	62	231,092
Single-Family mortgage portfolio - non-credit-enhanced	1,188,320	38	N/A
Total	$3,115,180	100%	$231,092

	December 31, 2024
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$658,104	21%	$174,445
STACR	1,196,740	39	28,471
ACIS	754,489	24	16,474
Other	38,951	1	10,643
Less: UPB with multiple credit enhancements and other reconciling items(5)	(733,818)	(23)	—
Single-Family mortgage portfolio - credit-enhanced	1,914,466	62	230,033
Single-Family mortgage portfolio - non-credit-enhanced	1,189,708	38	N/A
Total	$3,104,174	100%	$230,033
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
Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	March 31, 2025		December 31, 2024
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	1.13%	21%	1.12%
CRT and other	55	0.65	54	0.66
Non-credit-enhanced	38	0.43	38	0.43
Total	N/A	0.59	N/A	0.59

Freddie Mac 1Q 2025 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both March 31, 2025 and December 31, 2024.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.
Loan Characteristics and Serious Delinquency Rates
The table below contains details of the characteristics and serious delinquency rates of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics and Serious Delinquency Rates of Our Single-Family Mortgage Portfolio(1)

	March 31, 2025
(Dollars in millions)	UPB	Original Credit Score(2)	Current Credit Score(2)(3)	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2025	$44,125	757	757	77%	77%	—%
2024	334,335	754	749	78	75	0.20
2023	243,876	750	748	79	72	0.78
2022	392,146	746	743	76	64	0.98
2021	896,566	752	755	71	50	0.42
2020 and prior	1,204,132	750	760	73	38	0.64
Total	$3,115,180	751	754	74	52	0.59

	December 31, 2024
(Dollars in millions)	UPB	Original Credit Score (2)	Current Credit Score(2)(3)	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2024	$309,757	754	749	78%	76%	0.12%
2023	250,712	751	749	79	72	0.68
2022	399,741	746	743	76	65	0.95
2021	912,364	752	756	71	50	0.42
2020	665,137	761	768	71	43	0.25
2019 and prior	566,463	738	752	75	33	0.91
Total	$3,104,174	751	755	74	52	0.59
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

Freddie Mac 1Q 2025 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

The table below presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	March 31, 2025
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)(3)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	50%	0.04%	16%	0.06%	4%	0.09%	2%	0.10%	—%	NM	72%	0.05%
700 to 739	8	0.22	3	0.23	1	0.25	1	0.21	—	NM	13	0.22
680 to 699	2	0.43	1	0.40	1	0.51	—	NM	—	NM	4	0.43
660 to 679	2	0.68	1	0.65	—	NM	—	NM	—	NM	3	0.68
620 to 659	2	1.49	1	1.59	—	NM	—	NM	—	NM	3	1.51
Less than 620	3	7.63	1	10.33	1	12.19	—	NM	—	NM	5	8.54
Total	67%	0.50	23%	0.83	7%	1.03	3%	0.84	—%	NM	100%	0.59

	December 31, 2024
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)(3)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	50%	0.04%	16%	0.05%	4%	0.09%	2%	0.10%	—%	NM	72%	0.05%
700 to 739	9	0.22	2	0.22	2	0.25	1	0.18	—	NM	14	0.22
680 to 699	2	0.45	2	0.40	—	NM	—	NM	—	NM	4	0.44
660 to 679	2	0.73	1	0.66	—	NM	—	NM	—	NM	3	0.71
620 to 659	2	1.60	1	1.62	—	NM	—	NM	—	NM	3	1.60
Less than 620	3	7.95	1	10.62	—	NM	—	NM	—	NM	4	8.80
Total	68%	0.51	23%	0.82	6%	1.00	3%	0.75	—%	NM	100%	0.59
(1)     Excludes loans underlying certain securitization products for which current credit score is not available.
(2)     Current credit score is based on the credit bureau Experian only.
(3)     Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the current credit scores represent the original credit scores.
Geographic Concentrations
We purchase mortgage loans from across the U.S. but do not purchase an equal number of loans from each geographic area, leading to concentrations of credit risk in certain geographic areas. Local economic and other conditions can affect the borrower's ability to repay and the value of the underlying collateral. Property insurance markets in certain geographic areas, including areas with high risk of natural disaster events, have observed increases in property insurance premiums and reduction in the availability of coverage in recent years. In addition, certain states and municipalities have passed or may pass laws that limit our ability to foreclose or evict and make it more difficult and costly to manage our risk.
See Note 12 for more information about the geographic distribution of our Single-Family mortgage portfolio.

Freddie Mac 1Q 2025 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below presents the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

Single-Family Delinquency Rates
1.12%
1.10%
1.05%
0.96%
0.96%
0.59%
0.59%
0.54%
0.52%
0.50%
0.31%
0.27%
0.26%
0.25%
0.24%
1Q24
2Q24
3Q24
4Q24
1Q25
One month past due
Two months past due
Seriously delinquent

The percentage of loans that were one month past due was flat, while the percentage of loans that were two months past due increased, as of March 31, 2025 compared to March 31, 2024. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate increased to 0.59% as of March 31, 2025, compared to 0.52% as of March 31, 2024, primarily due to a higher serious delinquency rate for loans originated during 2022 and later as well as lingering impacts from hurricanes that occurred in late 2024. See Note 3 for additional information on the payment status of our single-family mortgage loans.
Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs. For purposes of the disclosure below related to loss mitigation activities, we generally exclude loans for which we do not control servicing. See Note 3 for additional information on our loss mitigation activities. For information on our refinance programs, see the MD&A - Our Business Segments - Single-Family and MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk sections in our 2024 Annual Report.
Loan Workout Activities
We continue to help families retain their homes or otherwise avoid foreclosure through loan workouts. The table below provides details about the single-family loan workout activities that were completed during the periods presented.
Table 21 - Single-Family Completed Loan Workout Activity

	1Q 2025		1Q 2024
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$2,874	11	$2,670	10
Loan modifications	1,894	7	1,382	6
Forbearance plans and other(1)	1,640	7	1,180	5
Total	$6,408	25	$5,232	21

Freddie Mac 1Q 2025 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

(1)     The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 19,000 loans in active forbearance plans and approximately 17,000 loans in other active loss mitigation activity as of March 31, 2025.
Multifamily Mortgage Credit Risk

Completing Our Own Underwriting, Credit, and Legal Review for New Business Activity

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

Freddie Mac 1Q 2025 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Portfolio CRT Issuance
While we continue to obtain credit enhancement through subordination, we have increased our use of MSCR and MCIP transactions as a result of larger volumes of fully-guaranteed securitizations. Through MSCR and MCIP transactions, we generally retain first loss exposure, while transferring a portion of the credit risk on our mortgage portfolio.
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 22 - Multifamily Mortgage Portfolio CRT Issuance

	1Q 2025		1Q 2024
(In millions)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)
Subordination	$6,604	$384	$6,598	$399
MSCR	11,574	279	—	—
MCIP	11,574	215	—	—
Lender risk-sharing	147	8	—	—
Less: UPB with more than one type of CRT	(11,574)	—	—	—
Total CRT issuance	$18,325	$886	$6,598	$399
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we have obtained various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type has been subordination, which is created through our senior subordinate securitization transactions. Our maximum coverage provided by subordination in nonconsolidated VIEs was $36.3 billion and $37.4 billion, as of March 31, 2025 and December 31, 2024, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 23 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	March 31, 2025		December 31, 2024
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$350,519	0.53%	$352,566	0.45%
MSCR/MCIP	73,781	0.24	62,870	0.25
Other	9,780	0.67	9,737	0.82
Total credit-enhanced	434,080	0.49	425,173	0.43
Non-credit-enhanced	32,420	0.17	41,462	0.15
Total	$466,500	0.46	$466,635	0.40
The Multifamily delinquency rate increased to 0.46% at March 31, 2025, primarily driven by an increase in delinquent floating rate loans including small balance loans that are in their floating rate period. As of March 31, 2025, 98% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.

Freddie Mac 1Q 2025 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 24 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	March 31, 2025		December 31, 2024
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$10,418	—%	$11,856	—%
Mortgage loans held-for-investment:
Held by Freddie Mac	8,958	0.60	14,589	0.33
Held by consolidated trusts	9,659	—	12,125	0.11
Other mortgage-related guarantees	3,385	—	2,892	—
Total	$32,420	0.17	$41,462	0.15
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both March 31, 2025 and December 31, 2024.
Market Risk
Overview

Our business segments have embedded exposure to market risk, which is the economic risk associated with adverse changes in interest rates, volatility, and spreads. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth. The primary sources of interest-rate risk are from our investments in mortgage-related assets, non-mortgage assets (including Treasuries), the debt we issue to fund these assets, and our Single-Family guarantees.
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
Prior to 1Q 2025, our interest-rate risk limits required asset duration to match liability duration, net of derivatives. When capital increased, excess net assets were invested in investments with little to no duration, such as overnight reverse repurchase agreements, increasing our earnings sensitivity to short-term interest rates. Beginning in 1Q 2025, we updated our interest-rate risk limits to allow for longer-term investments, reducing our earnings sensitivity to changes in short-term interest rates. We continue to manage interest-rate risk related to financial instruments primarily funded by debt as before, targeting a low level of interest rate exposure as measured by our models. For all other financial instruments, we manage interest-rate risk to a target duration, which reduces our long-term earnings volatility related to changes in overnight rates. Such financial instruments may include treasuries, mortgage related securities, repurchase agreements, and derivatives.
The tables below provide our duration gap, estimated point-in-time, and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimated present value (gains) losses assuming an immediate 100 bps shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.

Freddie Mac 1Q 2025 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

Table 25 - Duration Gap and PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	March 31, 2025				December 31, 2024
	Duration Gap	PVS-YC	PVS-L		Duration Gap	PVS-YC	PVS-L
(Dollars in millions, duration gap in months)		25 bps	50 bps	100 bps		25 bps	50 bps	100 bps
Interest-rate risk related to:
Financial instruments primarily funded by debt	0.3	$1	($8)	($83)	0.3	$—	$6	($28)
All other financial instruments(1)	8.1	23	234	482	0.2	1	5	10
Total	2.0	$22	$226	$399	0.3	$2	$11	($18)
PVS		$22	$226	$399		$2	$11	$—
(1)The UPB was $67 billion as of March 31, 2025 and $64 billion as of December 31, 2024.
Table 26 - Duration Gap and PVS Results

	1Q 2025			1Q 2024
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.8	$9	$86	0.1	$2	$—
Minimum	—	1	—	(0.1)	—	—
Maximum	2.0	24	228	0.2	5	5
Standard deviation	0.6	7	81	0.1	1	1
When managing interest rate risk related to financial instruments not funded primarily by debt, we also consider the overall income sensitivity attributable to these instruments, which we believe is an appropriate measure as we are targeting duration to reduce our long-term income volatility. We estimate income attributable to these instruments over a 12- month period, assuming the balance of these financial instruments stays constant. The estimate includes coupon interest income and expense, amortization income and expense, fair value changes, and the impact from our overall hedge accounting program. We then parallel shock rates up and down 100 bps to determine the volatility in income.
The table below presents the change in estimated income post-tax due to the impact of a parallel shift in rates on financial instruments not primarily funded by debt over the next 12 months relative to the baseline scenario.
Table 27 - Income Sensitivity on Financial Instruments Not Primarily Funded by Debt

(In millions)	March 31, 2025	March 31, 2024
+100 bps rate shift	$478	$434
- 100 bps rate shift	(536)	(434)
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 28 - PVS-L Results Before Derivatives and After Derivatives

(In millions)	March 31, 2025	December 31, 2024
PVS-L (50 bps):
Before derivatives	$1,939	$2,006
After derivatives	226	11
Effect of Derivatives	(1,713)	(1,995)
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

Freddie Mac 1Q 2025 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

Interest Rate Related GAAP Fair Value Sensitivity

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
Table 29 - GAAP Fair Value Sensitivity to Changes in Interest Rates

(In millions)	March 31, 2025	March 31, 2024
Interest rate scenarios(1)
Parallel yield curve shifts:
+100 bps	$42	$10
-100 bps	(42)	(10)
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	417	282
-100 bps	(417)	(282)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(375)	(272)
-100 bps	375	272
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

Freddie Mac 1Q 2025 Form 10-Q	30

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Primary Sources of Liquidity

The table below lists the sources of our liquidity, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 30 - Liquidity Sources

(In millions)	March 31, 2025(1)	December 31, 2024(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$136,712	$134,405	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage-Related Investments Portfolio	24,075	24,144	The portion of our mortgage-related securities that can be pledged or sold for liquidity purposes. The amount of cash we may be able to raise from these activities may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.4 billion and $5.1 billion as of March 31, 2025 and December 31, 2024, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for additional information about our other investments portfolio.
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

Freddie Mac 1Q 2025 Form 10-Q	31

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The table below lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 31 - Funding Sources

(In millions)	March 31, 2025(1)	December 31, 2024(1)	Description
Debt of Freddie Mac	$179,853	$182,008	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,145,248	3,122,941	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 32 - Debt of Freddie Mac Activity

	1Q 2025		1Q 2024
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$14,716	4.59%	$6,031	5.39%
Issuances	38,793	4.31	15,943	5.29
Repayments	—	—	—	—
Maturities	(39,052)	4.42	(13,043)	5.26
Total short-term debt	14,457	4.29	8,931	5.37

Long-term:
Beginning balance	172,942	3.65	168,009	3.31
Issuances	22,195	4.88	16,438	5.38
Repayments	(18,106)	5.10	(20,812)	5.62
Maturities	(6,824)	2.16	(3,164)	2.62
Total long-term debt	170,207	3.72	160,471	3.24
Total debt of Freddie Mac, net	$184,664	3.76%	$169,402	3.35%
(1)Average rate is weighted based on par value.
As of March 31, 2025, our aggregate indebtedness pursuant to the Purchase Agreement was $184.7 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Maturity and Redemption Dates
The table below presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date includes callable debt at its earliest call date, and the contractual maturity date includes both callable debt and non-callable debt as of their respective maturity dates.

Freddie Mac 1Q 2025 Form 10-Q	32

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 33 - Maturity and Redemption Dates

	As of March 31, 2025		As of December 31, 2024
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$66,108	$144,899	$62,951	$138,053
1 year through 2 years	34,819	26,507	45,007	36,281
2 years through 3 years	20,896	379	20,068	370
3 years through 4 years	8,100	345	8,307	345
4 years through 5 years	32,374	2,055	28,579	2,055
Thereafter	21,118	9,230	21,423	9,231
STACR and SCR debt(2)	1,249	1,249	1,324	1,324
Total debt of Freddie Mac	$184,664	$184,664	$187,659	$187,659
(1)As of March 31, 2025 and December 31, 2024, excludes $4.2 billion and $8.2 billion, respectively, of payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our consolidated balance sheets.
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
The table below shows the issuance and extinguishment activity for the debt of consolidated trusts.
Table 34 - Debt of Consolidated Trusts Activity

(In millions)	1Q 2025	1Q 2024
Beginning balance	$3,085,981	$2,999,893
Issuances	120,942	84,873
Repayments and extinguishments	(97,496)	(75,689)
Ending balance	3,109,427	3,009,077
Unamortized premiums and discounts	35,821	40,961
Debt of consolidated trusts	$3,145,248	$3,050,038
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) increased from $3.5 billion as of March 31, 2024 to $4.8 billion as of March 31, 2025.

Freddie Mac 1Q 2025 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 35 - Net Worth Activity

(In millions)	1Q 2025	1Q 2024
Beginning balance	$59,575	$47,722
Comprehensive income	2,828	2,741
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$62,403	$50,463

Remaining Treasury funding commitment	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	132,223	120,370
ERCF

For a description of our capital requirements under the ERCF, including the amended provisions, see the MD&A - Regulation and Supervision section in our 2024 Annual Report.
Capital Metrics
The table below presents the components of our regulatory capital.
Table 36 - Regulatory Capital Components

(In millions)	March 31, 2025	December 31, 2024
Total equity	$62,403	$59,575
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(24,354)	(27,182)
Less: Deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	5,103	5,123
Common equity Tier 1 capital	(29,457)	(32,305)
Add: Preferred stock	14,109	14,109
Tier 1 capital	(15,348)	(18,196)
Tier 2 capital adjustments	—	—
Adjusted total capital	($15,348)	($18,196)
The table below presents the components of our statutory capital.
Table 37 - Statutory Capital Components

(In millions)	March 31, 2025	December 31, 2024
Total equity	$62,403	$59,575
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	7	(27)
Core capital	(10,252)	(13,046)
General allowance for foreclosure losses(1)	7,451	7,239
Total capital	($2,801)	($5,807)
(1)Represents our allowance for credit losses.

Freddie Mac 1Q 2025 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 38 - Capital Metrics Under ERCF

(In billions)	March 31, 2025	December 31, 2024
Adjusted total assets	$3,834	$3,817
Risk-weighted assets (standardized approach):
Credit risk	969	988
Market risk	58	58
Operational risk	72	72
Total risk-weighted assets	$1,099	$1,118

(In billions)	March 31, 2025	December 31, 2024
Stress capital buffer	$29	$28
Stability capital buffer	30	29
Countercyclical capital buffer amount	—	—
PCCBA	$59	$57
PLBA	$15	$14

	March 31, 2025
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$88	N/A	$88	($3)	($91)
CET1 capital	49	$59	108	(29)	(137)
Tier 1 capital	66	59	125	(15)	(140)
Adjusted total capital	88	59	147	(15)	(162)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(0.3)%	(8.3)%
CET1 capital	4.5	5.4%	9.9	(2.7)	(12.6)
Tier 1 capital	6.0	5.4	11.4	(1.4)	(12.8)
Adjusted total capital	8.0	5.4	13.4	(1.4)	(14.8)
Leverage capital amounts:
Core capital	$96	N/A	$96	($10)	($106)
Tier 1 capital	96	$15	111	(15)	(126)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.3)%	(2.8)%
Tier 1 capital	2.5	0.4%	2.9	(0.4)	(3.3)

Freddie Mac 1Q 2025 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2024
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$89	N/A	$89	($6)	($95)
CET1 capital	50	$57	107	(32)	(139)
Tier 1 capital	67	57	124	(18)	(142)
Adjusted total capital	89	57	146	(18)	(164)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(0.5)%	(8.5)%
CET1 capital	4.5	5.1%	9.6	(2.9)	(12.5)
Tier 1 capital	6.0	5.1	11.1	(1.6)	(12.7)
Adjusted total capital	8.0	5.1	13.1	(1.6)	(14.7)
Leverage capital amounts:
Core capital	$95	N/A	$95	($13)	($108)
Tier 1 capital	95	$14	109	(18)	(127)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.3)%	(2.8)%
Tier 1 capital	2.5	0.4%	2.9	(0.5)	(3.4)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At March 31, 2025, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 1Q 2025 Form 10-Q	36

Management's Discussion and Analysis	Critical Accounting Estimates
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates and policies relate to the Single-Family allowance for credit losses. For additional information about our critical accounting estimates and significant accounting policies, see Note 1 and Critical Accounting Estimates in our 2024 Annual Report.
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
Table 39 - Forecasted House Price Growth Rates

	March 31, 2025	December 31, 2024
12-Month Forward	4.2%	2.7%
13- to 24-Month Forward	2.8	3.3

Freddie Mac 1Q 2025 Form 10-Q	37

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
In the first quarter of 2025, FHFA in its power both as our Conservator and regulator rescinded or modified certain guidance, directives, and other requirements implemented by previous administrations affecting the Enterprises. The rescinded or modified actions included those relating to unfair or deceptive acts or practices, climate-related risk management, and fair lending and fair housing compliance. FHFA is expected to continue modifying, rescinding, or withdrawing, or changing its approach to implementation and enforcement of, guidance, directives, and other requirements relating to the Enterprises. The impact of these and any similar future actions taken by FHFA are uncertain at this time.

Freddie Mac 1Q 2025 Form 10-Q	38

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in house prices and house price forecasts, our market coverage, the effect of legislative and regulatory developments, judicial rulings, and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the impact of banking crises or failures, the effects of natural disasters or catastrophic events and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2024 Annual Report, and including, without limitation, the following:
■ The actions the federal government (including FHFA, Treasury, and Congress) and state governments may take, require us to take, or restrict us from taking, including actions regarding our operations, access to affordable and sustainable housing, such as programs to implement the expectations in FHFA's Conservatorship Scorecards and other objectives for us;
■ Changes in economic and market conditions, including trade laws or policies such as tariffs, volatility in the financial services industry, changes in employment rates, immigration policy, inflation, interest rates, spreads, and house prices;
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

Freddie Mac 1Q 2025 Form 10-Q	39

Management's Discussion and Analysis	Forward-Looking Statements

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
■ The occurrence of a catastrophic event or natural disaster in areas in which our offices, significant portions of our total mortgage portfolio, or the offices of critical third parties are located, and for which we may be uninsured or significantly underinsured; and
■    Other factors and assumptions described in this Form 10-Q and our 2024 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 1Q 2025 Form 10-Q	40

Financial Statements

Financial Statements

Freddie Mac 1Q 2025 Form 10-Q	41

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	1Q 2025	1Q 2024
Net interest income
Interest income	$31,365	$28,385
Interest expense	(26,263)	(23,626)
Net interest income	5,102	4,759

Non-interest income
Guarantee income	440	496
Investment gains, net	192	405
Other income	118	97
Non-interest income	750	998
Net revenues	5,852	5,757

(Provision) benefit for credit losses	(280)	(181)

Non-interest expense
Salaries and employee benefits	(423)	(421)
Professional services, technology, and occupancy	(253)	(271)
Credit enhancement expense	(540)	(597)
Legislative and regulatory assessments	(817)	(787)
Other expense	(55)	(46)
Non-interest expense	(2,088)	(2,122)

Income before income tax expense	3,484	3,454
Income tax expense	(690)	(688)
Net income	2,794	2,766
Other comprehensive income (loss), net of taxes and reclassification adjustments	34	(25)
Comprehensive income	$2,828	$2,741

Net income	$2,794	$2,766
Amounts attributable to senior preferred stock	(2,828)	(2,741)
Net income (loss) attributable to common stockholders	($34)	$25
Net income (loss) per common share	($0.01)	$0.01
Weighted average common shares (in millions)	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2025 Form 10-Q	42

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2025	2024
Assets
Cash and cash equivalents (includes $1,056 and $1,165 of restricted cash and cash equivalents)	$4,790	$5,534
Securities purchased under agreements to resell	105,070	100,118
Investment securities, at fair value	59,054	55,771
Mortgage loans held-for-sale (includes $10,563 and $11,394 at fair value)	14,405	15,560
Mortgage loans held-for-investment (net of allowance for credit losses of $6,974 and $6,774 and includes $2,625 and $2,413 at fair value)	3,186,345	3,172,329
Accrued interest receivable	11,050	11,029
Deferred tax assets, net	4,992	5,018
Other assets (includes $6,210 and $5,870 at fair value)	23,410	21,333
Total assets	$3,409,116	$3,386,692
Liabilities and equity
Liabilities
Accrued interest payable	$9,756	$9,822
Debt (includes $3,278 and $2,339 at fair value)	3,325,101	3,304,949
Other liabilities (includes $815 and $978 at fair value)	11,856	12,346
Total liabilities	3,346,713	3,327,117
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $132,223 and $129,038)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(20,476)	(23,270)
AOCI, net of taxes, related to:
Available-for-sale securities	95	66
Other	(88)	(93)
AOCI, net of taxes	7	(27)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	62,403	59,575
Total liabilities and equity	$3,409,116	$3,386,692
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents (includes $951 and $1,055 of restricted cash and cash equivalents)	$952	$1,056
Securities purchased under agreements to resell	13,588	12,764
Investment securities, at fair value	8	1
Mortgage loans held-for-investment, net	3,135,947	3,114,937
Accrued interest receivable	10,118	9,900
Other assets	6,745	5,881
Total assets of consolidated VIEs	$3,167,358	$3,144,539
Liabilities
Accrued interest payable	$8,696	$8,469
Debt	3,145,248	3,122,941
Total liabilities of consolidated VIEs	$3,153,944	$3,131,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2025 Form 10-Q	43

Financial Statements	Condensed Consolidated Statements of Equity
FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Senior preferred stock
Balance at beginning of period and March 31	$72,648	$72,648
Preferred stock, at redemption value
Balance at beginning of period and March 31	14,109	14,109
Common stock, at par value
Balance at beginning of period and March 31	—	—
Retained earnings
Balance at beginning of period	(23,270)	(35,128)
Net income	2,794	2,766
Balance at March 31	(20,476)	(32,362)
AOCI, net of tax
Balance at beginning of period	(27)	(22)
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $8 million and $7 million as of March 31, 2025 and March 31, 2024, respectively)	29	(25)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $0 million and $1 million as of March 31, 2025 and March 31, 2024, respectively)	—	4
Other (net of taxes of $1 million and $1 million as of March 31, 2025 and March 31, 2024, respectively)	5	(4)
Balance at March 31	7	(47)
Treasury stock, at cost
Balance at beginning of period and March 31	(3,885)	(3,885)
Total equity	$62,403	$50,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2025 Form 10-Q	44

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2025	1Q 2024
Net cash provided by (used in) operating activities	$3,572	$2,894
Cash flows from investing activities
Investment securities:
Purchases	(14,755)	(15,067)
Proceeds from sales	9,652	16,257
Proceeds from maturities and repayments	1,230	1,595
Mortgage loans acquired held-for-investment:
Purchases	(25,925)	(23,751)
Proceeds from sales	946	714
Proceeds from repayments	65,573	57,248
Advances under secured lending arrangements	(27,899)	(19,544)
Net (increase) decrease in securities purchased under agreements to resell	(968)	(10,736)
Cash flows related to derivatives	(1,182)	1,890
Other, net	(183)	320
Net cash provided by (used in) investing activities	6,489	8,926
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	65,596	43,851
Repayments and redemptions	(69,476)	(57,074)
Borrowings with original maturity of more than three months:
Proceeds from issuance	24,257	17,402
Repayments	(34,845)	(26,359)
Net increase (decrease) in:
Borrowings with original maturity of three months or less	7,648	4,318
Securities sold under agreements to repurchase	(3,984)	3,555
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	(10,805)	(14,308)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(744)	(2,488)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	5,534	6,019
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$4,790	$3,531

Supplemental cash flow information
Cash paid for:
Debt interest	$27,348	$24,220
Income taxes	—	—
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2025 Form 10-Q	45

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For more information on the conservatorship, the roles of FHFA and Treasury, and the Purchase Agreement, see our 2024 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2024 Annual Report.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2024 Annual Report.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.
Beginning in 1Q 2025, we changed our presentation on the statement of cash flows for borrowings with original contractual maturities of three months or less such that the proceeds from the issuance of these borrowings and the related payments to redeem them are presented on a net basis. Previously, proceeds from the issuance of these borrowings and the related repayments to redeem them were generally presented separately (i.e., gross) on the statement of cash flows. As a result of this change, we recast the prior periods presented to reflect the net presentation of cash flows on these borrowings. For borrowings with original contractual maturities greater than three months, we continue to present proceeds from issuance and payments to redeem the borrowings on a gross basis.
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

Freddie Mac 1Q 2025 Form 10-Q	46

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	December 31, 2025	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disaggregated disclosures for certain expense categories.	December 31. 2026	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 1Q 2025 Form 10-Q	47

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
NOTE 2
Securitization and Consolidation
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
Table 2.1 - Nonconsolidated VIEs

	March 31, 2025
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,759	$159	$476	$30,299	$24,759
Resecuritization products(2)	5,272	74	634	102,835	102,835
CRT products(3)	—	93	146	26,880	7
Total Single-Family	7,031	326	1,256	160,014	127,601
Multifamily:
Securitization products(4)	5,147	5,480	4,253	353,002	316,427
CRT products(3)	—	32	16	2,005	23
Total Multifamily	5,147	5,512	4,269	355,007	316,450
Other	—	7	5	72	481
Total	$12,178	$5,845	$5,530	$515,093	$444,532

Freddie Mac 1Q 2025 Form 10-Q	48

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2024
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,633	$157	$458	$30,038	$24,470
Resecuritization products(2)	5,159	69	701	104,120	104,120
CRT products(3)	—	89	171	27,224	7
Total Single-Family	6,792	315	1,330	161,382	128,597
Multifamily:
Securitization products(4)	5,263	5,171	4,374	355,108	317,611
CRT products(3)	—	29	15	1,738	22
Total Multifamily	5,263	5,200	4,389	356,846	317,633
Other	—	7	5	79	472
Total	$12,055	$5,522	$5,724	$518,307	$446,702
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
(4)    Includes total assets of $0.7 billion as of both March 31, 2025 and December 31, 2024 related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.
Investments in Low Income Housing Tax Credits

We invest in LIHTC partnerships to support and preserve the supply of affordable housing. These investments do not provide us with a controlling financial interest in the underlying partnerships and we therefore do not consolidate these entities. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $4.3 billion as of both March 31, 2025, and December 31, 2024.

Freddie Mac 1Q 2025 Form 10-Q	49

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	March 31, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$2,544	$12,176	$14,720	$2,984	$13,265	$16,249
Cost basis and fair value adjustments, net	(464)	149	(315)	(586)	(103)	(689)
Total held-for-sale loans, net	2,080	12,325	14,405	2,398	13,162	15,560
Held-for-investment UPB	3,074,567	90,483	3,165,050	3,063,211	87,416	3,150,627
Cost basis and fair value adjustments, net(1)	28,678	(409)	28,269	28,926	(450)	28,476
Allowance for credit losses	(6,543)	(431)	(6,974)	(6,381)	(393)	(6,774)
Total held-for-investment loans, net(2)	3,096,702	89,643	3,186,345	3,085,756	86,573	3,172,329
Total mortgage loans, net	$3,098,782	$101,968	$3,200,750	$3,088,154	$99,735	$3,187,889
(1)Includes ($0.4) billion and ($0.7) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $2.6 billion and $2.4 billion of multifamily held-for-investment loans for which we have elected the fair value option as of March 31, 2025 and December 31, 2024, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	1Q 2025	1Q 2024
Single-Family:
Purchases:
Held-for-investment loans	$77,646	$62,269
Sales of held-for-sale loans(1)	759	618
Multifamily:
Purchases:
Held-for-investment loans	3,914	2,625
Held-for-sale loans	5,431	6,459
Sales of held-for-sale loans(2)	6,604	6,603
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 1Q 2025 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	1Q 2025			1Q 2024
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$689	$7	$—	$376	$8	$—
Held-for-sale to held-for-investment(2)	258	21	13	50	4	4
Multifamily reclassifications from:
Held-for-investment to held-for-sale	527	1	(27)	264	1	(5)
Held-for-sale to held-for-investment(2)	190	(1)	5	369	—	3
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	March 31, 2025	December 31, 2024	1Q 2025
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,724	$15,157	$43
15-year or less, amortizing fixed-rate	487	511	1
Adjustable-rate and other	256	240	1
Total Single-Family	16,467	15,908	45
Total Multifamily	207	125	1
Total Single-Family and Multifamily	$16,674	$16,033	$46

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	March 31, 2024	December 31, 2023	1Q 2024
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,189	$12,682	$31
15-year or less, amortizing fixed-rate	485	519	1
Adjustable-rate and other	247	257	1
Total Single-Family	12,921	13,458	33
Total Multifamily	103	64	1
Total Single-Family and Multifamily	$13,024	$13,522	$34
(1)Excludes amounts related to loans for which we have elected the fair value option.
(2)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.

Freddie Mac 1Q 2025 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below provides the amount of accrued interest receivable presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that was charged off.
Table 3.5 - Accrued Interest Receivable and Related Charge-Offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-Offs
(In millions)	March 31, 2025	December 31, 2024	1Q 2025	1Q 2024
Single-Family loans	$9,936	$9,776	($64)	($46)
Multifamily loans	439	431	(3)	(1)
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

Freddie Mac 1Q 2025 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	March 31, 2025
	Year of Origination						Total
(In millions)	2025	2024	2023	2022	2021	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$6,356	$52,703	$43,000	$112,167	$571,774	$996,917	$1,782,917
> 60 to 80	17,600	133,013	106,456	181,087	208,965	50,433	697,554
> 80 to 90	6,916	62,770	66,239	53,366	9,374	1,146	199,811
> 90 to 100	10,742	70,477	17,061	8,735	1,102	234	108,351
> 100	15	341	663	955	73	75	2,122
Total 20- and 30-year or more, amortizing fixed-rate	41,629	319,304	233,419	356,310	791,288	1,048,805	2,790,755
Current period gross charge-offs(1)	—	2	8	21	23	91	145
15-year or less, amortizing fixed-rate
≤ 60	1,164	6,433	4,297	21,266	106,871	131,292	271,323
> 60 to 80	1,170	5,620	2,743	3,176	636	42	13,387
> 80 to 90	203	914	249	75	5	—	1,446
> 90 to 100	129	284	14	9	—	—	436
> 100	—	1	—	—	—	—	1
Total 15-year or less, amortizing fixed-rate	2,666	13,252	7,303	24,526	107,512	131,334	286,593
Current period gross charge-offs(1)	—	—	—	—	—	1	1
Adjustable-rate and other
≤ 60	56	411	441	1,808	3,336	11,965	18,017
> 60 to 80	141	1,095	1,314	2,432	593	179	5,754
> 80 to 90	53	525	714	670	18	12	1,992
> 90 to 100	24	230	128	114	2	4	502
> 100	—	—	5	11	—	2	18
Total adjustable-rate and other	274	2,261	2,602	5,035	3,949	12,162	26,283
Current period gross charge-offs(1)	—	—	—	—	—	1	1
Total for all loan product types by current LTV ratio:
≤ 60	7,576	59,547	47,738	135,241	681,981	1,140,174	2,072,257
> 60 to 80	18,911	139,728	110,513	186,695	210,194	50,654	716,695
> 80 to 90	7,172	64,209	67,202	54,111	9,397	1,158	203,249
> 90 to 100	10,895	70,991	17,203	8,858	1,104	238	109,289
> 100	15	342	668	966	73	77	2,141
Total Single-Family loans	$44,569	$334,817	$243,324	$385,871	$902,749	$1,192,301	$3,103,631
Total current period gross charge-offs(1)	$—	$2	$8	$21	$23	$93	$147

Freddie Mac 1Q 2025 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2024
	Year of Origination						Total
(In millions)	2024	2023	2022	2021	2020	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,642	$42,978	$109,174	$566,114	$544,209	$465,059	$1,775,176
> 60 to 80	125,634	106,407	182,774	225,774	48,905	9,859	699,353
> 80 to 90	52,612	69,714	61,282	10,650	813	311	195,382
> 90 to 100	70,104	20,274	8,820	949	124	74	100,345
> 100	168	435	777	59	19	56	1,514
Total 20- and 30-year or more, amortizing fixed-rate	296,160	239,808	362,827	803,546	594,070	475,359	2,771,770
Full-year gross charge-offs(1)	1	10	40	45	35	222	353
15-year or less, amortizing fixed-rate
≤ 60	5,664	4,353	21,308	110,094	85,662	52,305	279,386
> 60 to 80	5,326	3,012	3,986	927	44	7	13,302
> 80 to 90	856	338	103	7	—	—	1,304
> 90 to 100	377	19	10	—	—	—	406
> 100	2	—	—	—	—	—	2
Total 15-year or less, amortizing fixed-rate	12,225	7,722	25,407	111,028	85,706	52,312	294,400
Full-year gross charge-offs(1)	—	—	1	1	1	2	5
Adjustable-rate and other
≤ 60	384	438	1,793	3,355	1,338	11,123	18,431
> 60 to 80	1,065	1,309	2,457	661	49	139	5,680
> 80 to 90	466	766	767	17	1	12	2,029
> 90 to 100	241	150	112	2	—	3	508
> 100	—	2	11	—	—	1	14
Total adjustable-rate and other	2,156	2,665	5,140	4,035	1,388	11,278	26,662
Full-year gross charge-offs(1)	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	53,690	47,769	132,275	679,563	631,209	528,487	2,072,993
> 60 to 80	132,025	110,728	189,217	227,362	48,998	10,005	718,335
> 80 to 90	53,934	70,818	62,152	10,674	814	323	198,715
> 90 to 100	70,722	20,443	8,942	951	124	77	101,259
> 100	170	437	788	59	19	57	1,530
Total Single-Family loans	$310,541	$250,195	$393,374	$918,609	$681,164	$538,949	$3,092,832
Total full-year gross charge-offs(1)	$1	$10	$41	$47	$36	$225	$360
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 1Q 2025 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	March 31, 2025
	Year of Origination							Total
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans
Category:
Pass	$2,115	$28,943	$14,340	$16,184	$7,183	$13,873	$2,361	$84,999
Special mention	—	50	96	284	109	476	—	1,015
Substandard	—	—	129	520	316	457	—	1,422
Doubtful	—	—	—	—	—	13	—	13
Total	$2,115	$28,993	$14,565	$16,988	$7,608	$14,819	$2,361	$87,449

	December 31, 2024
	Year of Origination							Total
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans
Category:
Pass	$27,713	$14,471	$16,548	$7,179	$6,201	$7,921	$2,426	$82,459
Special mention	50	76	239	39	86	327	—	817
Substandard	—	29	444	329	200	276	—	1,278
Doubtful	—	—	—	—	—	—	—	—
Total	$27,763	$14,576	$17,231	$7,547	$6,487	$8,524	$2,426	$84,554
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	March 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,745,790	$23,421	$6,294	$15,250	$2,790,755	$532
15-year or less, amortizing fixed-rate	284,669	1,210	241	473	286,593	5
Adjustable-rate and other	25,668	282	85	248	26,283	38
Total Single-Family	3,056,127	24,913	6,620	15,971	3,103,631	575
Total Multifamily	87,211	26	5	207	87,449	135
Total Single-Family and Multifamily	$3,143,338	$24,939	$6,625	$16,178	$3,191,080	$710

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,722,336	$27,090	$7,588	$14,756	$2,771,770	$465
15-year or less, amortizing fixed-rate	292,207	1,404	291	498	294,400	5
Adjustable-rate and other	26,019	309	101	233	26,662	33
Total Single-Family	3,040,562	28,803	7,980	15,487	3,092,832	503
Total Multifamily	84,288	60	80	126	84,554	75
Total Single-Family and Multifamily	$3,124,850	$28,863	$8,060	$15,613	$3,177,386	$578

Freddie Mac 1Q 2025 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both March 31, 2025 and December 31, 2024.
(2)Includes $3.0 billion and $2.6 billion of single-family loans that were in the process of foreclosure as of March 31, 2025 and December 31, 2024, respectively.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$7,308	$1,675	$121	$9,104	0.3%
15-year or less, amortizing fixed-rate	255	—	—	255	0.1
Adjustable-rate and other	67	4	1	72	0.3
Total Single-Family loan restructurings	$7,630	$1,679	$122	$9,431	0.3

	1Q 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,461	$1,311	$6	$6,778	0.3%
15-year or less, amortizing fixed-rate	222	—	—	222	0.1
Adjustable-rate and other	57	4	1	62	0.2
Total Single-Family loan restructurings	$5,740	$1,315	$7	$7,062	0.2
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in the trial period modification plans was $2.9 billion and $2.2 billion as of March 31, 2025 and March 31, 2024, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $2.8 billion and $2.6 billion related to payment deferral plans for 1Q 2025 and 1Q 2024, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
(3)    Based on the amortized cost basis as of period end, divided by the total period-end amortized cost basis of the corresponding financing receivable class of single-family held-for-investment loans.

Freddie Mac 1Q 2025 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below shows the financial effect of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented.
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	166	$15
15-year or less, amortizing fixed-rate	—	NM	10
Adjustable-rate and other	0.6	224	11

	1Q 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.2%	171	$16
15-year or less, amortizing fixed-rate	—	22	14
Adjustable-rate and other	0.8	217	16
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
The table below provides the amortized cost basis of single-family held-for-investment loans that had a payment default (i.e., loans that became two months delinquent) during the periods presented and had been restructured within the previous 12 months preceding the payment default, when the borrower was experiencing financial difficulty at the time of the restructuring.
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$975	$606	$9	$1,590
15-year or less, amortizing fixed-rate	35	—	—	35
Adjustable-rate and other	11	1	—	12
Total Single-Family	$1,021	$607	$9	$1,637

	1Q 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$798	$397	$5	$1,200
15-year or less, amortizing fixed-rate	30	—	—	30
Adjustable-rate and other	9	—	—	9
Total Single-Family	$837	$397	$5	$1,239
(1)    Excludes forbearance plans and repayment plans as borrowers are typically past due based on the loan's original contractual terms at the time the borrowers enter into these plans.

Freddie Mac 1Q 2025 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below provides the single-family held-for-investment loan performance in the 12 months after a restructuring involving borrowers experiencing financial difficulty. While a single-family loan is in a forbearance plan or repayment plan, payments continue to be due based on the loan’s original contractual terms because the loan has not been permanently modified. As a result, we report single-family loans in forbearance plans and repayment plans as delinquent to the extent that payments are past due based on the loan’s original contractual terms. Loans that have been restructured by entering into a payment deferral plan or loan modification are reported as delinquent to the extent that payments are past due based on the loan's restructured terms.
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	March 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,733	$3,159	$2,000	$7,249	$25,141
15-year or less, amortizing fixed-rate	347	97	66	208	718
Adjustable-rate and other	80	17	18	77	192
Total Single-Family	$13,160	$3,273	$2,084	$7,534	$26,051

	March 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,438	$2,559	$1,363	$5,201	$20,561
15-year or less, amortizing fixed-rate	394	84	49	191	718
Adjustable-rate and other	102	19	14	53	188
Total Single-Family	$11,934	$2,662	$1,426	$5,445	$21,467
Non-Cash Investing and Financing Activities

During 1Q 2025 and 1Q 2024, we acquired $55.7 billion and $41.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $27.6 billion and $18.2 billion of loans held-for-investment from sellers during 1Q 2025 and 1Q 2024, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2025 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Guarantees and Other Off-Balance Sheet Credit Exposures
Guarantee Activities

The table below presents information about our mortgage-related guarantees and guarantees of Fannie Mae securities, including the UPB of the loans or securities underlying the guarantee, the maximum potential amount of future payments that we could be required to make under the guarantee, the liability we have recognized on our condensed consolidated balance sheets for the guarantee, and the maximum remaining term of the guarantee. This table does not include our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. We do not believe the potential amount of future payments we could be required to make is representative of the actual payments we will be required to make, or the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements.
Table 4.1 - Financial Guarantees

	March 31, 2025
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,299	$24,759	$431	40
Other mortgage-related guarantees	7,770	7,770	118	27
Total Single-Family mortgage-related guarantees	38,069	32,529	549
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	353,002	316,427	4,090	35
Other mortgage-related guarantees	10,839	10,825	362	34
Total Multifamily mortgage-related guarantees	363,841	327,252	4,452
Guarantees of Fannie Mae securities	102,835	102,835	—	37
Other	72	481	—	30

	December 31, 2024
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,038	$24,470	$413	39
Other mortgage-related guarantees	7,941	7,941	127	27
Total Single-Family mortgage-related guarantees	37,979	32,411	540
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	355,108	317,611	4,219	35
Other mortgage-related guarantees	10,846	10,831	364	34
Total Multifamily mortgage-related guarantees	365,954	328,442	4,583
Guarantees of Fannie Mae securities	104,120	104,120	—	37
Other	79	472	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.7 billion as of both March 31, 2025 and December 31, 2024 related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.0 billion as of both March 31, 2025 and December 31, 2024.

Freddie Mac 1Q 2025 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	March 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$33,664	$2,100	$829	$1,476	$38,069
Multifamily	361,765	154	267	1,655	363,841
Total	$395,429	$2,254	$1,096	$3,131	$401,910

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$33,454	$2,183	$852	$1,490	$37,979
Multifamily	363,983	335	117	1,519	365,954
Total	$397,437	$2,518	$969	$3,009	$403,933
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
The table below presents our other off-balance sheet credit exposures.
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	March 31, 2025	December 31, 2024
Mortgage loan purchase commitments(1)	$11,455	$12,416
Unsettled securities purchased under agreements to resell, net(2)	22,579	10,650
Other commitments(3)	4,054	4,248
Total	$38,088	$27,314
(1)Includes $1.3 billion and $2.0 billion of commitments for which we have elected the fair value option as of March 31, 2025 and December 31, 2024, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $0.8 billion and $0.4 billion of unsettled securities sold under agreements to repurchase as of March 31, 2025 and December 31, 2024.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 1Q 2025 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	1Q 2025			1Q 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$6,691	$548	$7,239	$6,402	$447	$6,849
Provision (benefit) for credit losses	228	52	280	120	61	181
Charge-offs	(191)	(1)	(192)	(123)	—	(123)
Recoveries collected	27	1	28	26	—	26
Other(1)	96	—	96	83	—	83
Ending balance	$6,851	$600	$7,451	$6,508	$508	$7,016

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,543	$431	$6,974	$6,189	$381	$6,570
Other(2)	308	169	477	319	127	446
Total ending balance	$6,851	$600	$7,451	$6,508	$508	$7,016
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    1Q 2025 vs. 1Q 2024 - The provision for credit losses for 1Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The provision for credit losses for 1Q 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage rates.

Freddie Mac 1Q 2025 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	March 31, 2025	December 31, 2024
Trading securities	$55,194	$51,872
Available-for-sale securities	3,860	3,899
Total fair value of investment securities	$59,054	$55,771
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	March 31, 2025	December 31, 2024
Mortgage-related securities	$9,315	$9,158
Non-mortgage-related securities	45,879	42,714
Total fair value of trading securities	$55,194	$51,872
The table below provides details of our net trading gains (losses) recognized during the periods presented.
Table 6.3 - Net Trading Gains (Losses)

(In millions)	1Q 2025	1Q 2024
Net trading gains (losses)	$361	($238)
Less: Net trading gains (losses) on securities sold	18	(75)
Net trading gains (losses) related to securities still held at period end	$343	($163)
Available-for-Sale Securities

At both March 31, 2025 and December 31, 2024, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.4 - Available-for-Sale Securities

	March 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,454	$9	($72)	$3,391	$7
Other mortgage-related securities	286	196	(13)	469	3
Total available-for-sale securities	$3,740	$205	($85)	$3,860	$10

	December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,528	$4	($100)	$3,432	$7
Other mortgage-related securities	287	194	(14)	467	3
Total available-for-sale securities	$3,815	$198	($114)	$3,899	$10

Freddie Mac 1Q 2025 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

The fair value of our available-for-sale securities held at March 31, 2025 scheduled to contractually mature after ten years was $1.4 billion, with an additional $1.2 billion scheduled to contractually mature after five years through ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	March 31, 2025
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$300	($2)	$2,148	($70)
Other mortgage-related securities	10	—	31	(13)
Total available-for-sale securities in a gross unrealized loss position	$310	($2)	$2,179	($83)

	December 31, 2024
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$448	($6)	$2,198	($95)
Other mortgage-related securities	33	—	31	(13)
Total available-for-sale securities in a gross unrealized loss position	$481	($6)	$2,229	($108)
At March 31, 2025, the gross unrealized losses relate to 135 securities.
The table below summarizes the total proceeds, gross realized gains, and gross realized losses from sales of available-for-sale securities.
Table 6.6 - Total Proceeds, Gross Realized Gains, and Gross Realized Losses from Sales of Available-for-Sale Securities(1)

(In millions)	1Q 2024
Gross realized gains	$1
Gross realized losses	(6)
Net realized gains (losses)	($5)
Total proceeds	$399
(1)There were no sales of available-for-sale securities during the quarter ended March 31, 2025.
Non-Cash Investing and Financing Activities

During 1Q 2025 and 1Q 2024, we derecognized $0.8 billion and $0.5 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.

Freddie Mac 1Q 2025 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	March 31, 2025	December 31, 2024
Debt of consolidated trusts	$3,145,248	$3,122,941
Debt of Freddie Mac:
Short-term debt	14,407	14,675
Long-term debt	165,446	167,333
Total debt of Freddie Mac	179,853	182,008
Total debt	$3,325,101	$3,304,949
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	March 31, 2025				December 31, 2024
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2025 - 2061	$2,723,857	$2,757,251	3.40%	2025 - 2061	$2,701,936	$2,736,057	3.34%
15-year or less, fixed-rate	2025 - 2040	283,717	287,292	2.33	2025 - 2040	291,054	294,875	2.30
Adjustable-rate and other	2025 - 2055	22,527	22,835	4.43	2025 - 2055	22,861	23,224	4.42
Total Single-Family		3,030,101	3,067,378			3,015,851	3,054,156
Multifamily	2025 - 2054	79,326	77,870	3.68	2025 - 2054	70,130	68,785	3.58
Total debt of consolidated trusts		$3,109,427	$3,145,248			$3,085,981	$3,122,941
(1)Includes $3.0 billion and $2.0 billion as of March 31, 2025 and December 31, 2024, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 3.10% and 3.01% as of March 31, 2025 and December 31, 2024, respectively.
Short-Term Debt

The table below summarizes the balances and effective interest rates for our short-term debt (debt with original maturities of one year or less).
Table 7.3 - Short-Term Debt

(Dollars in millions)	March 31, 2025	December 31, 2024
Par value	$14,457	$14,716
Carrying amount	14,407	14,675
Weighted average effective rate	4.29%	4.59%

Freddie Mac 1Q 2025 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	March 31, 2025				December 31, 2024
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Fixed-rate(3)	2025 - 2054	$128,110	$124,760	3.17%	2025 - 2054	$130,965	$126,815	3.09%
Variable-rate(4)	2025 - 2035	36,100	36,091	5.16	2025 - 2034	35,906	35,893	5.16
Zero-coupon	2025 - 2039	4,748	3,303	6.24	2025 - 2039	4,748	3,254	6.22
Other(5)	2025 - 2053	1,249	1,292	10.83	2025 - 2053	1,324	1,371	10.90
Total long-term debt		$170,207	$165,446	3.71		$172,943	$167,333	3.65
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.3 billion at both March 31, 2025 and December 31, 2024 of long-term debt that represents the fair value of debt for which the fair value option was elected. Includes hedge-related basis adjustments.
(2)Based on carrying amount. Excludes hedge-related basis adjustments.
(3)Includes $112.7 billion and $112.6 billion of callable debt as of March 31, 2025 and December 31, 2024, respectively.
(4)Includes $1.5 billion and $1.3 billion of callable debt as of March 31, 2025 and December 31, 2024, respectively.
(5)Includes STACR, SCR debt notes, and IO debt.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes contractual maturities of long-term debt securities at March 31, 2025.
Table 7.5 - Contractual Maturities of Long-Term Debt(1)

(In millions)	Par Value
2025	$40,859
2026	42,409
2027	16,041
2028	14,108
2029	24,344
Thereafter	31,197
Total	$168,958
(1)Excludes $1.2 billion of STACR and $0.1 billion of SCR debt notes. Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty.

Freddie Mac 1Q 2025 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	March 31, 2025			December 31, 2024
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$413,151	$1,238	($340)	$382,761	$1,512	($340)
Written options	36,261	—	(1,663)	33,117	—	(1,826)
Purchased options(1)	143,540	4,427	—	126,750	4,649	—
Futures	60,935	—	—	165,894	—	—
Total interest-rate risk management derivatives	653,887	5,665	(2,003)	708,522	6,161	(2,166)
Mortgage commitment derivatives	41,640	22	(16)	37,407	26	(40)
CRT-related derivatives(2)	28,885	—	(162)	28,962	—	(186)
Other	23,216	69	(601)	20,505	94	(695)
Total derivatives not designated as hedges	747,628	5,756	(2,782)	795,396	6,281	(3,087)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	138,684	206	(3,425)	159,086	209	(4,149)
Total derivatives designated as fair value hedges	138,684	206	(3,425)	159,086	209	(4,149)
Receivables (payables)		15	(23)		91	—
Netting adjustments(3)		(5,128)	5,415		(6,080)	6,282
Total derivative portfolio, net	$886,312	$849	($815)	$954,482	$501	($954)
(1)Includes swaptions on credit indices with a notional or contractual amount of $6.5 billion and $6.8 billion at March 31, 2025 and December 31, 2024, respectively, and a fair value of $3.0 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 1Q 2025 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivative Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	March 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$5,879	($5,430)	$6,360	($6,315)
Cleared and exchange-traded derivatives	7	(17)	74	—
Mortgage commitment derivatives	22	(22)	53	(40)
Other	69	(761)	94	(881)
Total derivatives	5,977	(6,230)	6,581	(7,236)
Counterparty netting	(3,462)	3,462	(3,906)	3,906
Cash collateral netting(1)	(1,666)	1,953	(2,174)	2,376
Net amount presented in the condensed consolidated balance sheets	849	(815)	501	(954)
Gross amount not offset in the condensed consolidated balance sheets(2)	(679)	11	(190)	11
Net amount	$170	($804)	$311	($943)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	1Q 2025	1Q 2024
Interest-rate risk management derivatives:
Swaps	($317)	$262
Written options	126	37
Purchased options	(216)	56
Futures	(166)	374
Total interest-rate risk management derivatives fair value gains (losses)	(573)	729
Mortgage commitment derivatives	(108)	40
CRT-related derivatives(1)	44	(43)
Other	111	(108)
Total derivatives not designated as hedges fair value gains (losses)	($526)	$618
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 1Q 2025 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Hedge Accounting

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	1Q 2025		1Q 2024
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$31,365	($26,263)	$28,385	($23,626)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	695	—	(995)	—
Derivatives designated as hedging instruments	(772)	—	953	—
Interest accruals on hedging instruments	129	—	234	—
Discontinued hedge related basis adjustments amortization	66	—	43	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(801)	—	134
Derivatives designated as hedging instruments	—	811	—	(127)
Interest accruals on hedging instruments	—	(478)	—	(929)
Discontinued hedge related basis adjustment amortization	—	(11)	—	(2)
Total impact of fair value hedge accounting	$118	($479)	$235	($924)
The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	March 31, 2025
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,127,264	($3,148)	($386)	($2,762)	$47,734	$9,155
Mortgage loans held-for-sale	138	1	—	1	—	—
Debt	(105,529)	3,252	—	16	—	—

	December 31, 2024
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,117,060	($3,909)	($695)	($3,214)	$56,394	$12,070
Debt	(107,241)	4,050	—	19	—	—

Freddie Mac 1Q 2025 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	March 31, 2025		December 31, 2024
(In millions)	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase
Gross amount recognized	$109,306	($4,236)	$108,338	($8,220)
Amount offset in the condensed consolidated balance sheets	(4,236)	4,236	(8,220)	8,220
Net amount presented in the condensed consolidated balance sheets	105,070	—	100,118	—
Gross amount not offset in the condensed consolidated balance sheets(1)	(105,070)	—	(100,118)	—
Net amount	$—	$—	$—	$—
(1)For securities purchased under agreements to resell, includes $109.4 billion and $104.9 billion of collateral that we had the right to repledge as of March 31, 2025 and December 31, 2024, respectively. We did not repledge collateral at March 31, 2025 and December 31, 2024.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

(In millions)	March 31, 2025	December 31, 2024
Overnight and continuous	$4,236	$—
30 days or less	—	8,220
After 30 days through 90 days	—	—
Greater than 90 days	—	—
Total	$4,236	$8,220
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.3 - Collateral in the Form of Securities Pledged

(In millions)	March 31, 2025	December 31, 2024
Trading securities	$8,417	$9,559

Freddie Mac 1Q 2025 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	1Q 2025	1Q 2024
Interest income
Mortgage loans	$29,395	$26,229
Investment securities	620	470
Securities purchased under agreements to resell	1,240	1,532
Other	110	154
Total interest income	31,365	28,385
Interest expense
Debt of consolidated trusts	(24,059)	(21,122)
Debt of Freddie Mac:
Short-term debt	(204)	(256)
Long-term debt	(2,000)	(2,248)
Total interest expense	(26,263)	(23,626)
Net interest income	5,102	4,759
(Provision) benefit for credit losses	(280)	(181)
Net interest income after (provision) benefit for credit losses	$4,822	$4,578

Freddie Mac 1Q 2025 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	1Q 2025			1Q 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$30,046	$1,319	$31,365	$27,441	$944	$28,385
Interest expense	(25,293)	(970)	(26,263)	(22,953)	(673)	(23,626)
Net interest income	4,753	349	5,102	4,488	271	4,759
Non-interest income
Guarantee income	23	417	440	19	477	496
Investment gains, net	61	131	192	(86)	491	405
Other income	81	37	118	53	44	97
Non-interest income	165	585	750	(14)	1,012	998
Net revenues	4,918	934	5,852	4,474	1,283	5,757
(Provision) benefit for credit losses	(228)	(52)	(280)	(120)	(61)	(181)
Non-interest expense
Administrative expense(1)	(523)	(153)	(676)	(542)	(150)	(692)
Credit enhancement expense	(491)	(49)	(540)	(557)	(40)	(597)
Legislative and regulatory assessments	(807)	(10)	(817)	(776)	(11)	(787)
Other expense	(50)	(5)	(55)	(50)	4	(46)
Non-interest expense	(1,871)	(217)	(2,088)	(1,925)	(197)	(2,122)
Income before income tax expense	2,819	665	3,484	2,429	1,025	3,454
Income tax expense	(558)	(132)	(690)	(484)	(204)	(688)
Net income	2,261	533	2,794	1,945	821	2,766
Other comprehensive income (loss), net of taxes and reclassification adjustments	8	26	34	(5)	(20)	(25)
Comprehensive income	$2,269	$559	$2,828	$1,940	$801	$2,741
(1)Includes salaries and employee benefits and professional services, technology, and occupancy.

Freddie Mac 1Q 2025 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	March 31, 2025	December 31, 2024
Single-Family	$3,115,180	$3,104,174
Multifamily	466,500	466,635
Total segment assets	3,581,680	3,570,809
Reconciling items(1)	(172,564)	(184,117)
Total assets per condensed consolidated balance sheets	$3,409,116	$3,386,692

(1)Reconciling items include (1) assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and (2) assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 1Q 2025 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	March 31, 2025
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$919,874	30%	0.45%
Northeast	719,229	23	0.61
Southeast	552,218	18	0.73
Southwest	469,181	15	0.61
North Central	454,351	14	0.58
Total	$3,114,853	100%	0.59
State:
California	$514,199	17%	0.45
Texas	224,716	7	0.68
Florida	209,606	7	0.95
New York	136,026	4	0.87
Illinois	116,194	4	0.73
All other	1,914,112	61	0.54
Total	$3,114,853	100%	0.59
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

Freddie Mac 1Q 2025 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	March 31, 2025
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$116,139	25%	0.80%
West	112,509	24	0.20
Southeast	95,980	21	0.21
Southwest	94,978	20	0.46
North Central	46,894	10	0.79
Total	$466,500	100%	0.46
State(3):
California	$60,701	13%	0.31
Texas	59,796	13	0.55
Florida	40,615	9	0.23
New York	37,145	8	1.96
Georgia	19,655	4	0.08
All other	248,588	53	0.33
Total	$466,500	100%	0.46
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

Freddie Mac 1Q 2025 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2025
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,276	$584	$—	$3,860
Trading:
Mortgage-related securities	—	6,255	3,060	—	9,315
Non-mortgage-related securities	45,451	428	—	—	45,879
Total trading securities	45,451	6,683	3,060	—	55,194
Total investment securities	45,451	9,959	3,644	—	59,054
Mortgage loans held-for-sale	—	10,408	155	—	10,563
Mortgage loans held-for-investment	—	1,888	737	—	2,625
Other assets:
Guarantee assets	—	—	5,100	—	5,100
Derivative assets, net	6	5,886	70	(5,113)	849
Other assets	—	40	221	—	261
Total other assets	6	5,926	5,391	(5,113)	6,210
Total assets carried at fair value on a recurring basis	$45,457	$28,181	$9,927	($5,113)	$78,452
Liabilities:
Debt:
Debt of consolidated trusts	$—	$2,947	$17	$—	$2,964
Debt of Freddie Mac	—	214	100	—	314
Total debt	—	3,161	117	—	3,278
Other liabilities:
Derivative liabilities, net	—	6,120	87	(5,392)	815
Other liabilities	—	—	—	—	—
Total other liabilities	—	6,120	87	(5,392)	815
Total liabilities carried at fair value on a recurring basis	$—	$9,281	$204	($5,392)	$4,093

Freddie Mac 1Q 2025 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,316	$583	$—	$3,899
Trading:
Mortgage-related securities	—	6,131	3,027	—	9,158
Non-mortgage-related securities	42,289	425	—	—	42,714
Total trading securities	42,289	6,556	3,027	—	51,872
Total investment securities	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	—	10,099	1,295	—	11,394
Mortgage loans held-for-investment	—	1,572	841	—	2,413
Other assets:
Guarantee assets	—	—	5,126	—	5,126
Derivative assets, net	9	6,387	94	(5,989)	501
Other assets	—	24	219	—	243
Total other assets	9	6,411	5,439	(5,989)	5,870
Total assets carried at fair value on a recurring basis	$42,298	$27,954	$11,185	($5,989)	$75,448
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,996	$17	$—	$2,013
Debt of Freddie Mac	—	241	85	—	326
Total debt	—	2,237	102	—	2,339
Other liabilities:
Derivative liabilities, net	—	7,116	120	(6,282)	954
Other liabilities	—	5	19	—	24
Total other liabilities	—	7,121	139	(6,282)	978
Total liabilities carried at fair value on a recurring basis	$—	$9,358	$241	($6,282)	$3,317
(1)     Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.

Freddie Mac 1Q 2025 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	1Q 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2025	$3,610	$1,295	$841	$5,439	$241
Total realized/unrealized gains/losses(1)
Included in earnings	(17)	3	10	79	(36)
Included in other comprehensive income	5	—	—	—	—
Purchases	88	32	—	—	—
Issues	—	—	—	153	3
Sales	—	—	—	(6)	—
Settlements, net	(42)	—	(55)	(274)	(3)
Transfers into Level 3	—	—	31	—	17
Transfers out of Level 3(3)	—	(1,175)	(90)	—	(18)
Balance at March 31, 2025	$3,644	$155	$737	$5,391	$204
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of March 31, 2025(2)	$109	$3	$6	$79	($36)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of March 31, 2025	4	—	—	—	—

	1Q 2024
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2024	$3,449	$896	$473	$5,519	$496
Total realized/unrealized gains/losses(1)
Included in earnings	(112)	(6)	(24)	131	20
Included in other comprehensive income	(5)	—	—	—	—
Purchases	359	294	—	(10)	(2)
Issues	—	—	—	106	19
Sales	—	(273)	—	(5)	—
Settlements, net	(52)	—	(47)	(201)	(4)
Transfers into Level 3	—	35	298	—	—
Transfers out of Level 3	—	(159)	(5)	—	—
Balance at March 31, 2024	$3,639	$787	$695	$5,540	$529
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of March 31, 2024(2)	$19	($7)	($29)	$130	$26
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of March 31, 2024	(4)	—	—	—	—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2025 and March 31, 2024, respectively.
(3)Transfers out of level 3 during 1Q 2025 were primarily driven by a decline in the significance of the unobservable inputs for certain multifamily loans.
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.

Freddie Mac 1Q 2025 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2025
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,289	External pricing sources	Price	$0.0 - $3,675.6	$95.6
	1,355	Other
Mortgage loans held-for-sale	155	External pricing sources	Price	$95.2 - $105.9	$101.0
Mortgage loans held-for-investment	737	External pricing sources	Price	$21.6 - $101.8	$83.4
Other assets	4,794	Discounted cash flows	OAS	17 - 3,500 bps	48 bps
	597	Other
Total Level 3 assets	$9,927
Liabilities
Total Level 3 liabilities	$204

	December 31, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,344	External pricing sources	Price	$0.0 - $3,652.7	$99.1
	1,266	Other
Mortgage loans held-for-sale	1,295	External pricing sources	Price	$87.8 - $104.4	$96.4
Mortgage loans held-for-investment	841	External pricing sources	Price	$29.2 - $100.0	$83.1
Other assets	4,816	Discounted cash flows	OAS	17 - 3,500 bps	48 bps
	623	Other
Total Level 3 assets	$11,185
Liabilities
Total Level 3 liabilities	$241
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
Assets Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

(In millions)	March 31, 2025	December 31, 2024
Mortgage loans:(1)
Level 1	$—	$—
Level 2	319	303
Level 3(2)	1,321	1,474
Total	$1,640	$1,777
(1)Includes loans that are classified as held-for-investment where we recognize credit losses, either through an allowance for credit losses or charge-off, based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost. The valuation date for certain items may occur during the period and not at period end.
(2)The predominant valuation technique used for Level 3 non-recurring fair value measurement at both March 31, 2025 and December 31, 2024 was external pricing sources. The unobservable inputs included a range of $76.0 - $102.0 and weighted average of $82.8 at March 31, 2025 and a range of $74.1 - $100.4 and weighted average of $82.3 at December 31, 2024.

Freddie Mac 1Q 2025 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.5 - Fair Value of Financial Instruments

		March 31, 2025
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$4,790	$4,790	$—	$—	$—	$4,790
Securities purchased under agreements to resell	Amortized cost	105,070	—	109,306	—	(4,236)	105,070
Investment securities:
Available-for-sale	FV - OCI	3,860	—	3,276	584	—	3,860
Trading	FV - NI	55,194	45,451	6,683	3,060	—	55,194
Total investment securities		59,054	45,451	9,959	3,644	—	59,054
Mortgage loans held-for-sale	Various(4)	14,405	—	12,234	2,324	—	14,558
Mortgage loans held-for-investment, net of allowance for credit losses	Various(5)	3,186,345	—	2,525,831	302,446	—	2,828,277
Other assets:
Guarantee assets	FV - NI	5,100	—	—	5,102	—	5,102
Derivative assets, net	FV - NI	849	6	5,886	70	(5,113)	849
Other assets(6)	Various	2,138	—	305	1,930	—	2,235
Total other assets		8,087	6	6,191	7,102	(5,113)	8,186
Total financial assets		$3,377,751	$50,247	$2,663,521	$315,516	($9,349)	$3,019,935
Financial liabilities
Debt:
Debt of consolidated trusts		$3,145,248	$—	$2,779,729	$380	$—	$2,780,109
Debt of Freddie Mac		179,853	—	181,379	3,390	(4,236)	180,533
Total debt	Various(7)	3,325,101	—	2,961,108	3,770	(4,236)	2,960,642
Other liabilities:
Guarantee obligations	Amortized cost	4,965	—	96	6,390	—	6,486
Derivative liabilities, net	FV - NI	815	—	6,120	87	(5,392)	815
Other liabilities(6)	FV - NI	—	—	523	93	—	616
Total other liabilities		5,780	—	6,739	6,570	(5,392)	7,917
Total financial liabilities		$3,330,881	$—	$2,967,847	$10,340	($9,628)	$2,968,559

Freddie Mac 1Q 2025 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2024
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,534	$5,534	$—	$—	$—	$5,534
Securities purchased under agreements to resell	Amortized cost	100,118	—	108,338	—	(8,220)	100,118
Investment securities:
Available-for-sale	FV - OCI	3,899	—	3,316	583	—	3,899
Trading	FV - NI	51,872	42,289	6,556	3,027	—	51,872
Total investment securities		55,771	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	Various(4)	15,560	—	11,943	3,764	—	15,707
Mortgage loans held-for-investment, net of allowance for credit losses	Various(5)	3,172,329	—	2,469,708	286,371	—	2,756,079
Other assets:
Guarantee assets	FV - NI	5,126	—	—	5,128	—	5,128
Derivative assets, net	FV - NI	501	9	6,387	94	(5,989)	501
Other assets(6)	Various	1,801	—	323	1,607	—	1,930
Total other assets		7,428	9	6,710	6,829	(5,989)	7,559
Total financial assets		$3,356,740	$47,832	$2,606,571	$300,574	($14,209)	$2,940,768
Financial liabilities
Debt:
Debt of consolidated trusts		$3,122,941	$—	$2,699,412	$380	$—	$2,699,792
Debt of Freddie Mac		182,008	—	187,287	3,283	(8,220)	182,350
Total debt	Various(7)	3,304,949	—	2,886,699	3,663	(8,220)	2,882,142
Other liabilities:
Guarantee obligations	Amortized cost	5,072	—	98	6,362	—	6,460
Derivative liabilities, net	FV - NI	954	—	7,116	120	(6,282)	954
Other liabilities(6)	FV - NI	23	—	701	109	—	810
Total other liabilities		6,049	—	7,915	6,591	(6,282)	8,224
Total financial liabilities		$3,310,998	$—	$2,894,614	$10,254	($14,502)	$2,890,366
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at lower-of-cost-or-fair-value and FV - NI were $3.8 billion and $10.6 billion as of March 31, 2025, respectively, and $4.2 billion and $11.4 billion as of December 31, 2024, respectively.
(5)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $2.6 billion as of March 31, 2025, respectively, and $3.2 trillion and $2.4 billion as of December 31, 2024, respectively.
(6)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(7)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $3.3 billion as of March 31, 2025, respectively, and $3.3 trillion and $2.3 billion as of December 31, 2024, respectively.

Freddie Mac 1Q 2025 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.6 - Difference Between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	March 31, 2025			December 31, 2024
(In millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Mortgage loans held-for-sale	$10,563	$10,377	$186	$11,394	$11,470	($76)
Mortgage loans held-for-investment	2,625	2,870	(245)	2,413	2,710	(297)
Debt of Freddie Mac	150	148	2	152	150	2
Debt of consolidated trusts	2,655	2,739	(84)	1,689	1,817	(128)
Other assets (other liabilities)	39	N/A	N/A	1	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both March 31, 2025 and December 31, 2024.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.7 - Changes in Fair Value Under the Fair Value Option Election

	1Q 2025	1Q 2024
(In millions)	Gains (Losses)	Gains (Losses)
Mortgage loans held-for-sale	$227	($159)
Mortgage loans held-for-investment	48	(31)
Debt of Freddie Mac	11	1
Debt of consolidated trusts	(47)	9
Other assets/other liabilities	100	143
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 1Q 2025 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In August 2018, the District Court denied the plaintiff's motion for class certification. On April 6, 2023, the Sixth Circuit reversed the District Court's September 17, 2020 decision to grant the plaintiff's request for summary judgment and enter final judgment in favor of Freddie Mac and other defendants, and remanded the case to the District Court for further proceedings. On May 3, 2024, defendants filed motions for summary judgment, which remain pending. The trial in the District Court is scheduled to begin on October 6, 2025.
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

Freddie Mac 1Q 2025 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.
Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 2023, we recorded a $313 million accrual in other expense on our condensed consolidated statements of income for the adverse judgment. On March 20, 2024, the District Court entered final judgment. On April 17, 2024, the defendants filed a motion in the District Court requesting entry of judgment in their favor notwithstanding the jury verdict. That motion was denied on March 14, 2025. The defendants filed a notice of appeal to the U.S. Court of Appeals for the D.C. Circuit on April 11, 2025. On April 25, 2025, a number of the individual plaintiffs and the class plaintiffs filed their own appeals to the U.S. Court of Appeals for the D.C. Circuit.

Freddie Mac 1Q 2025 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			March 31, 2025		December 31, 2024
Adjusted total assets			$3,834		$3,817
Risk-weighted assets (standardized approach)			1,099		1,118

	March 31, 2025
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($3)	$88	$88	(0.3)%	8.0%	8.0%
CET1 capital	(29)	49	108	(2.7)	4.5	9.9
Tier 1 capital	(15)	66	125	(1.4)	6.0	11.4
Adjusted total capital	(15)	88	147	(1.4)	8.0	13.4
Leverage capital:
Core capital	(10)	96	96	(0.3)	2.5	2.5
Tier 1 capital	(15)	96	111	(0.4)	2.5	2.9

	December 31, 2024
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($6)	$89	$89	(0.5)%	8.0%	8.0%
CET1 capital	(32)	50	107	(2.9)	4.5	9.6
Tier 1 capital	(18)	67	124	(1.6)	6.0	11.1
Adjusted total capital	(18)	89	146	(1.6)	8.0	13.1
Leverage capital:
Core capital	(13)	95	95	(0.3)	2.5	2.5
Tier 1 capital	(18)	95	109	(0.5)	2.5	2.9
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 1Q 2025 Form 10-Q	84

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
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2024 Annual Report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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
We provide disclosure about our debt securities on our website at www.freddiemac.com/debt. From this address, investors can access the offering circular and issuance information for debt securities offerings under Freddie Mac's global debt facility, including any required pricing supplements for individual issuances of debt securities. Similar information about our STACR transactions and MSCR transactions is available at crt.freddiemac.com and mf.freddiemac.com/investors, respectively.

Freddie Mac 1Q 2025 Form 10-Q	85

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
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 1Q 2025. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2024 Annual Report.
Corporate Governance
Effective April 9, 2025, the Board announced that David S. Farbman had been appointed as Vice-Chair of the Board. In addition, Freddie Mac announced that it had constituted its Board committees as follows:

Executive Committee	Audit Committee	Compensation and Management Development Committee	Nominating and Governance Committee	Risk Committee
William J. Pulte, Chair	Ralph (Cody) Kittle, Chair	David S. Farbman, Chair	William J. Pulte, Chair	Brandon Hamara, Chair
David S. Farbman, Vice Chair	Kathleen L. Casey	Mark H. Bloom	Kathleen L. Casey	Mark H. Bloom
Brandon Hamara	Aleem Gillani	Michael Parrott	Aleem Gillani	David S. Farbman
Michael T. Hutchins			Clinton Jones
Ralph (Cody) Kittle
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 1Q 2025 Form 10-Q	86

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
Management, including the company's Interim CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. As a result of management's evaluation, our Interim CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2025, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting. Given the inherent nature of this ongoing weakness, we believe it is unlikely that we will be able to remediate this material weakness while under conservatorship.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2025
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2025 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2025 that we have not remediated.
Given the structural nature of this material weakness, we believe it is likely that we will not remediate it while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:
■    FHFA has established a process to facilitate operation of the company under the oversight of the Conservator.
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

Freddie Mac 1Q 2025 Form 10-Q	87

Controls and Procedures

Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 1Q 2025 have been prepared in conformity with GAAP.

Freddie Mac 1Q 2025 Form 10-Q	88

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1	Federal Home Loan Mortgage Corporate Debt Facility Agreement, dated February 13, 2025

31.1	Certification of President and Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of President and Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

Freddie Mac 1Q 2025 Form 10-Q	89

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael T. Hutchins
Michael T. Hutchins
President and Interim Chief Executive Officer
(Principal Executive Officer)
Date: May 1, 2025

By:	/s/ James Whitlinger
James Whitlinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 1, 2025

Freddie Mac 1Q 2025 Form 10-Q	90

Form 10-Q Index

Form 10-Q Index

Freddie Mac 1Q 2025 Form 10-Q	91