Form 10-Q
period 2025-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2025-07-31
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 8, 2025, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 2Q 2025 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 2Q 2025 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2024 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2025 included in Financial Statements.
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
The Administration has made comments regarding a number of potential transactions involving us and Fannie Mae, including a public offering of our equity securities while in conservatorship or outside of conservatorship, and the potential for our exit from conservatorship. We cannot predict whether or when any of these transactions could take place or on what terms. While we continue to monitor regulatory and policy developments, we cannot predict the accuracy, timing, or impact of such statements or any related policy actions.

Freddie Mac 2Q 2025 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $2.4 billion, down 14% from 2Q 2024, primarily driven by an increase in the provision for credit losses.
■    Net revenues were $5.9 billion, a decrease of 1% year-over-year, primarily driven by lower non-interest income, partially offset by higher net interest income.
■    Net worth was $64.8 billion as of June 30, 2025, up from $53.2 billion as of June 30, 2024. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $135.1 billion on June 30, 2025, and will increase to $137.5 billion on September 30, 2025 based on the increase in net worth in 2Q 2025.
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $106 billion in liquidity to the mortgage market in 2Q 2025, which enabled the financing of 363,000 home purchases, refinancings, and rental units.

Freddie Mac 2Q 2025 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.6 trillion at June 30, 2025, continuing to grow at a moderate pace.
●    Our Single-Family mortgage portfolio was $3.1 trillion at June 30, 2025, up 2% year-over-year.
●    Our Multifamily mortgage portfolio was $466 billion at June 30, 2025, up 4% year-over-year.
Credit Enhancement Coverage

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

62%
62%
62%
62%
62%
$1,900
$1,897
$1,914
$1,927
$1,929
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

95%
93%
91%
93%
92%
$423
$421
$425
$434
$431
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25
UPB
Percentage

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various types of credit enhancements, such as primary mortgage insurance and CRT transactions, to reduce our credit risk exposure and transfer a portion of the credit risk on certain loans in our mortgage portfolios to third parties. At June 30, 2025, we had credit enhancement coverage on 62% of our Single-Family mortgage portfolio and 92% of our Multifamily mortgage portfolio. See MD&A - Risk Management – Credit Risk for additional information on our credit enhancements.

Freddie Mac 2Q 2025 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
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
Single-Family

U.S. Single-Family Home Sales and House Prices
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index (seasonally adjusted rate).

U.S. Single-Family Mortgage Originations
(UPB in billions)

Source: Freddie Mac and Fannie Mae.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. The 2Q 2025 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in trillions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 2Q 2025 U.S. single-family mortgage debt outstanding balance is not yet available.

Freddie Mac 2Q 2025 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents

Source: Moody's Analytics.

Multifamily Quarterly Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS conduit market, excluding REOs). The 2Q 2025 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 2Q 2025 U.S. multifamily mortgage debt outstanding balance is not yet available.

Freddie Mac 2Q 2025 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change				Change
(Dollars in millions)	2Q 2025	2Q 2024	$	%	YTD 2025	YTD 2024	$	%
Net interest income	$5,299	$4,928	$371	8%	$10,401	$9,687	$714	7%
Non-interest income	617	1,060	(443)	(42)	1,367	2,058	(691)	(34)
Net revenues	5,916	5,988	(72)	(1)	11,768	11,745	23	—
(Provision) benefit for credit losses	(783)	(394)	(389)	(99)	(1,063)	(575)	(488)	(85)
Non-interest expense	(2,158)	(2,134)	(24)	(1)	(4,246)	(4,256)	10	—
Income before income tax expense	2,975	3,460	(485)	(14)	6,459	6,914	(455)	(7)
Income tax expense	(588)	(695)	107	15	(1,278)	(1,383)	105	8
Net income	2,387	2,765	(378)	(14)	5,181	5,531	(350)	(6)
Other comprehensive income (loss), net of taxes and reclassification adjustments	21	(5)	26	NM	55	(30)	85	NM
Comprehensive income	$2,408	$2,760	($352)	(13)%	$5,236	$5,501	($265)	(5)%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	2Q 2025	2Q 2024	$	%	YTD 2025	YTD 2024	$	%
Guarantee net interest income:
Contractual net interest income	$4,031	$3,814	$217	6%	$8,012	$7,586	$426	6%
Deferred fee income	182	179	3	2	372	345	27	8
Total guarantee net interest income	4,213	3,993	220	6	8,384	7,931	453	6
Investments net interest income	1,374	1,570	(196)	(12)	2,671	3,084	(413)	(13)
Impact on net interest income from hedge accounting	(288)	(635)	347	55	(654)	(1,328)	674	51
Net interest income	$5,299	$4,928	$371	8%	$10,401	$9,687	$714	7%
Key Drivers:
■    Guarantee net interest income
●    2Q 2025 vs. 2Q 2024 and YTD 2025 vs. YTD 2024 - Increased primarily due to continued mortgage portfolio growth in Single-Family and our change in business strategy that resulted in an increase in the volume of fully guaranteed securitizations in Multifamily.
■    Investments net interest income
●    2Q 2025 vs. 2Q 2024 and YTD 2025 vs. YTD 2024 - Decreased primarily due to lower income from securities purchased under agreements to resell driven by a decrease in short-term interest rates.
■    Impact on net interest income from hedge accounting
●    2Q 2025 vs. 2Q 2024 and YTD 2025 vs. YTD 2024 - Decreased due to lower expense related to debt in hedge accounting relationships.

Freddie Mac 2Q 2025 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	2Q 2025			2Q 2024
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,370	$73	3.10%	$11,368	$123	4.26%
Securities purchased under agreements to resell	106,309	1,186	4.46	116,817	1,593	5.46
Investment securities	74,793	845	4.52	41,899	484	4.62
Mortgage loans(1)	3,208,045	29,901	3.73	3,113,656	26,821	3.45
Other assets	2,946	43	5.79	2,610	43	6.51
Total interest-earning assets	3,401,463	32,048	3.77	3,286,350	29,064	3.54
Interest-bearing liabilities:
Debt of consolidated trusts	3,137,146	(24,492)	(3.12)	3,049,378	(21,634)	(2.84)
Debt of Freddie Mac	193,659	(2,257)	(4.66)	180,158	(2,502)	(5.55)
Total interest-bearing liabilities	3,330,805	(26,749)	(3.22)	3,229,536	(24,136)	(2.99)
Impact of net non-interest-bearing funding	70,658	—	0.07	56,814	—	0.05
Total funding of interest-earning assets	3,401,463	(26,749)	(3.15)	3,286,350	(24,136)	(2.94)
Net interest income/yield		$5,299	0.62%		$4,928	0.60%
(1)Loan fees included in net interest income were $0.3 billion during both 2Q 2025 and 2Q 2024.

	YTD 2025			YTD 2024
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,362	$152	3.24%	$11,754	$248	4.17%
Securities purchased under agreements to resell	108,998	2,426	4.45	114,307	3,125	5.47
Investment securities	65,374	1,465	4.48	41,596	954	4.59
Mortgage loans(1)	3,204,144	59,296	3.70	3,106,884	53,050	3.42
Other assets	2,500	74	5.87	2,197	72	6.49
Total interest-earning assets	3,390,378	63,413	3.74	3,276,738	57,449	3.50
Interest-bearing liabilities:
Debt of consolidated trusts	3,131,176	(48,551)	(3.10)	3,042,226	(42,756)	(2.81)
Debt of Freddie Mac	191,526	(4,461)	(4.66)	180,504	(5,006)	(5.54)
Total interest-bearing liabilities	3,322,702	(53,012)	(3.19)	3,222,730	(47,762)	(2.96)
Impact of net non-interest-bearing funding	67,676	—	0.06	54,008	—	0.05
Total funding of interest-earning assets	3,390,378	(53,012)	(3.13)	3,276,738	(47,762)	(2.91)
Net interest income/yield		$10,401	0.61%		$9,687	0.59%
(1)Loan fees included in net interest income were $0.6 billion during both YTD 2025 and YTD 2024.

Freddie Mac 2Q 2025 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change				Change
(Dollars in millions)	2Q 2025	2Q 2024	$	%	YTD 2025	YTD 2024	$	%
Guarantee income	$398	$383	$15	4%	$838	$879	($41)	(5)%
Investment gains, net	119	549	(430)	(78)	311	954	(643)	(67)
Other income	100	128	(28)	(22)	218	225	(7)	(3)
Non-interest income	$617	$1,060	($443)	(42)%	$1,367	$2,058	($691)	(34)%
Key Drivers:
■    Guarantee income
●    YTD 2025 vs. YTD 2024 - Decreased primarily due to less favorable fair value changes from prepayment rates, partially offset by fair value gains attributable to declines in medium-term interest rates during YTD 2025.
■    Investment gains, net
●    2Q 2025 vs. 2Q 2024 and YTD 2025 vs. YTD 2024 - Decreased primarily due to lower revenues from held-for-sale loan purchase and securitization activities, coupled with impacts from interest-rate risk management activities.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change				Change
(Dollars in millions)	2Q 2025	2Q 2024	$	%	YTD 2025	YTD 2024	$	%
Single-Family	($622)	($315)	($307)	(97)%	($850)	($435)	($415)	(95)%
Multifamily	(161)	(79)	(82)	(104)	(213)	(140)	(73)	(52)
(Provision) benefit for credit losses	($783)	($394)	($389)	(99)%	($1,063)	($575)	($488)	(85)%
Key Drivers:
■    2Q 2025 vs. 2Q 2024 - The provision for credit losses for 2Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates. The provision for credit losses for 2Q 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
■    YTD 2025 vs. YTD 2024 - The provision for credit losses for YTD 2025 was primarily driven by a credit reserve build in Single-Family attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates. The provision for credit losses for YTD 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage rates.

Freddie Mac 2Q 2025 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change				Change
(Dollars in millions)	2Q 2025	2Q 2024	$	%	YTD 2025	YTD 2024	$	%
Salaries and employee benefits	($453)	($420)	($33)	(8)%	($876)	($841)	($35)	(4)%
Professional services, technology, and occupancy	(295)	(269)	(26)	(10)	(548)	(540)	(8)	(1)
Credit enhancement expense	(511)	(588)	77	13	(1,051)	(1,185)	134	11
Legislative and regulatory assessments:
Legislated guarantee fees expense	(746)	(728)	(18)	(2)	(1,490)	(1,452)	(38)	(3)
Affordable housing funds allocation	(44)	(40)	(4)	(10)	(81)	(70)	(11)	(16)
Regulatory assessment	(35)	(34)	(1)	(3)	(71)	(67)	(4)	(6)
Total legislative and regulatory assessments	(825)	(802)	(23)	(3)	(1,642)	(1,589)	(53)	(3)
Other expense	(74)	(55)	(19)	(35)	(129)	(101)	(28)	(28)
Non-interest expense	($2,158)	($2,134)	($24)	(1)%	($4,246)	($4,256)	$10	—%
Key Drivers:
■    Credit enhancement expense
●    2Q 2025 vs. 2Q 2024 and YTD 2025 vs. YTD 2024 - Decreased primarily due to a lower volume of outstanding CRT transactions and lower losses on STACR Trust note repurchases.

Freddie Mac 2Q 2025 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	June 30, 2025	December 31, 2024	$	%
Assets:
Cash and cash equivalents	$4,267	$5,534	($1,267)	(23)%
Securities purchased under agreements to resell	95,451	100,118	(4,667)	(5)
Investment securities, at fair value	82,850	55,771	27,079	49
Mortgage loans held-for-sale	6,300	15,560	(9,260)	(60)
Mortgage loans held-for-investment	3,206,974	3,172,329	34,645	1
Accrued interest receivable	11,583	11,029	554	5
Deferred tax assets, net	5,005	5,018	(13)	—
Other assets	23,850	21,333	2,517	12
Total assets	$3,436,280	$3,386,692	$49,588	1%

Liabilities and Equity
Liabilities:
Accrued interest payable	$10,226	$9,822	$404	4%
Debt	3,349,274	3,304,949	44,325	1
Other liabilities	11,969	12,346	(377)	(3)
Total liabilities	3,371,469	3,327,117	44,352	1
Total equity	64,811	59,575	5,236	9
Total liabilities and equity	$3,436,280	$3,386,692	$49,588	1%
Key Drivers:
As of June 30, 2025 compared to December 31, 2024:
■    Investment securities increased primarily due to an increase in purchases of U.S. Treasury securities.
■    Mortgage loans held-for-sale decreased primarily due to Multifamily designating a greater percentage of new mortgage loan purchases as held-for-investment to support increased issuances of fully guaranteed securitizations.
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Debt increased primarily due to an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.

Freddie Mac 2Q 2025 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	June 30, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$3,041,163	$83,859	$3,125,022	$3,021,161	$70,701	$3,091,862
By Freddie Mac	45,799	16,256	62,055	42,050	16,715	58,765
Total mortgage loans held-for-investment	3,086,962	100,115	3,187,077	3,063,211	87,416	3,150,627
Mortgage loans held-for-sale	2,158	4,516	6,674	2,984	13,265	16,249
Total mortgage loans	3,089,120	104,631	3,193,751	3,066,195	100,681	3,166,876
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,048	351,323	381,371	30,038	355,108	385,146
Other mortgage-related guarantees	7,578	10,265	17,843	7,941	10,846	18,787
Total mortgage-related guarantees	37,626	361,588	399,214	37,979	365,954	403,933
Total mortgage portfolio	$3,126,746	$466,219	$3,592,965	$3,104,174	$466,635	$3,570,809
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,056,357	$83,874	$3,140,231	$3,033,506	$70,764	$3,104,270
Issued by nonconsolidated trusts	24,551	315,362	339,913	24,470	317,611	342,081
Total guaranteed mortgage-related securities	$3,080,908	$399,236	$3,480,144	$3,057,976	$388,375	$3,446,351
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

Freddie Mac 2Q 2025 Form 10-Q	11

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	June 30, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans(1)	$47,957	$20,772	$68,729	$45,034	$29,980	$75,014
Mortgage-related securities:
Investment securities	3,234	4,401	7,635	3,136	4,020	7,156
Debt of consolidated trusts	19,158	1,015	20,173	18,188	634	18,822
Total mortgage-related securities	22,392	5,416	27,808	21,324	4,654	25,978
Mortgage-related investments portfolio	$70,349	$26,188	$96,537	$66,358	$34,634	$100,992
10% of notional amount of interest-only securities			$22,866			$22,495
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			119,403			123,487
(1)Includes $33.3 billion and $30.0 billion of single-family loans that we have purchased from securitization trusts as of June 30, 2025 and December 31, 2024, respectively.
Other Investments Portfolio

The table below presents the details of the carrying value of our other investments portfolio.
Table 10 - Other Investments Portfolio

	June 30, 2025				December 31, 2024
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$3,129	$1,037	$101	$4,267	$4,369	$1,055	$110	$5,534
Securities purchased under agreements to resell	86,484	14,204	2,344	103,032	92,787	12,764	2,787	108,338
Non-mortgage related securities(1)	62,031	—	6,895	68,926	37,249	—	5,465	42,714
Other assets(2)	—	—	6,469	6,469	—	—	6,091	6,091
Other investments portfolio	$151,644	$15,241	$15,809	$182,694	$134,405	$13,819	$14,453	$162,677
(1)Primarily consists of U.S. Treasury securities.
(2)Primarily includes LIHTC investments and advances to lenders.

Freddie Mac 2Q 2025 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 2Q 2025 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)
Key Drivers:
■    2Q 2025 vs. 2Q 2024 and YTD 2025 vs. YTD 2024
●    New business activity increased primarily driven by an increase in refinance activity.
●    The average loan size of new acquisitions increased primarily due to higher conforming loan limits.

Freddie Mac 2Q 2025 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate is calculated based on month-end market rates for the month of acquisition and includes deferred fees recognized over the estimated life of the related loans. These calculations exclude the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $39 billion as of June 30, 2025.
Single-Family Mortgage Loans
(Loan count in millions)
Key Drivers:
■    June 30, 2025 vs. June 30, 2024
●    Our Single-Family mortgage portfolio was $3.1 trillion at June 30, 2025, up 2% year-over-year. The mortgage portfolio continued to grow at a moderate pace.
●    The average loan size of our Single-Family mortgage portfolio increased year-over-year due to higher conforming loan limits, which contributed to new business acquisitions having a larger loan size compared to older vintages that continued to run off.

Freddie Mac 2Q 2025 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2025	2Q 2024	$	%	YTD 2025	YTD 2024	$	%
Net interest income	$4,898	$4,635	$263	6%	$9,651	$9,123	$528	6%
Non-interest income	237	459	(222)	(48)	402	445	(43)	(10)
Net revenues	5,135	5,094	41	1	10,053	9,568	485	5
(Provision) benefit for credit losses	(622)	(315)	(307)	(97)	(850)	(435)	(415)	(95)
Non-interest expense	(1,905)	(1,921)	16	1	(3,776)	(3,846)	70	2
Income before income tax expense	2,608	2,858	(250)	(9)	5,427	5,287	140	3
Income tax expense	(516)	(574)	58	10	(1,074)	(1,058)	(16)	(2)
Net income	2,092	2,284	(192)	(8)	4,353	4,229	124	3
Other comprehensive income (loss), net of taxes and reclassification adjustments	9	(5)	14	NM	17	(10)	27	NM
Comprehensive income	$2,101	$2,279	($178)	(8)%	$4,370	$4,219	$151	4%
Key Drivers:
■ 2Q 2025 vs. 2Q 2024
●    Net income of $2.1 billion, down 8% year-over-year.
–Net revenues were $5.1 billion, up 1% year-over-year. Net interest income was $4.9 billion, up 6% year-over-year, primarily driven by continued mortgage portfolio growth and lower funding costs, partially offset by lower yields on short-term investments.
–Provision for credit losses was $0.6 billion for 2Q 2025, primarily driven by a credit reserve build attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates. The provision for credit losses of $0.3 billion for 2Q 2024 was primarily driven by a credit reserve build attributable to new acquisitions.
■    YTD 2025 vs. YTD 2024
●    Net income of $4.4 billion, up 3% year-over-year.
–Net revenues were $10.1 billion, up 5% year-over-year. Net interest income was $9.7 billion, up 6% year-over-year, driven by continued mortgage portfolio growth and lower funding costs, partially offset by lower yields on short-term investments.
–Provision for credit losses was $0.9 billion for YTD 2025, primarily driven by a credit reserve build attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates. The provision for credit losses of $0.4 billion for YTD 2024 was primarily driven by a credit reserve build attributable to new acquisitions and increasing mortgage interest rates.

Freddie Mac 2Q 2025 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity and Securitization Activity

New Business Activity and Units Financed(1)
(UPB in billions)
(1) Includes rental units financed by supplemental loans.
New Securitization Activity(2)
(UPB in billions) (2) Excludes resecuritizations.

Key Drivers:
■    2Q 2025 vs. 2Q 2024 and YTD 2025 vs. YTD 2024
●    New business activity increased during the 2025 periods. Approximately 72% of the YTD 2025 activity, based on UPB, was mission-driven affordable housing, exceeding FHFA's minimum requirement of 50%.
●    A larger percentage of new business activity was designated as held-for-investment during the 2025 periods to support increased issuances of fully guaranteed securitizations.
●    Total securitization issuance UPB increased, driven by a larger average securitization pipeline.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $27.0 billion and $18.8 billion as of June 30, 2025 and June 30, 2024, respectively. The increase in outstanding commitments was primarily driven by a decline in interest rates during early 2Q 2025, a higher loan purchase cap, and the execution of our competitive strategies.

Freddie Mac 2Q 2025 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Exposure

Mortgage Portfolio
(UPB in billions)

$447
$452
$467
$467
$466
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25

Guarantee Exposure
(UPB in billions)
Key Drivers:
■    June 30, 2025 vs. June 30, 2024
●    While our mortgage portfolio increased 4% year-over-year due to new business activity, our mortgage portfolio remained flat compared to December 31, 2024 and March 31, 2025 as a result of liquidations offsetting new business activity.
●    Our guarantee exposure increased 5% year-over-year, as our new mortgage-related security guarantees outpaced paydowns.
●    The average guarantee fee rate on our guarantee exposures increased year-over-year, primarily due to continued growth of fully guaranteed securitization issuances for which we charge higher guarantee fee rates.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $4.4 billion as of June 30, 2025, and $4.3 billion as of December 31, 2024.

Freddie Mac 2Q 2025 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2025	2Q 2024	$	%	YTD 2025	YTD 2024	$	%
Net interest income	$401	$293	$108	37%	$750	$564	$186	33%
Non-interest income	380	601	(221)	(37)	965	1,613	(648)	(40)
Net revenues	781	894	(113)	(13)	1,715	2,177	(462)	(21)
(Provision) benefit for credit losses	(161)	(79)	(82)	(104)	(213)	(140)	(73)	(52)
Non-interest expense	(253)	(213)	(40)	(19)	(470)	(410)	(60)	(15)
Income before income tax expense	367	602	(235)	(39)	1,032	1,627	(595)	(37)
Income tax expense	(72)	(121)	49	40	(204)	(325)	121	37
Net income	295	481	(186)	(39)	828	1,302	(474)	(36)
Other comprehensive income (loss), net of taxes and reclassification adjustments	12	—	12	NM	38	(20)	58	NM
Comprehensive income	$307	$481	($174)	(36)%	$866	$1,282	($416)	(32)%
Key Drivers:
■    2Q 2025 vs. 2Q 2024
●    Net income of $0.3 billion, down 39% year-over-year.
–Net revenues were $0.8 billion, down 13% year-over-year.
◦Net interest income was $0.4 billion, up 37% year-over-year, primarily driven by our change in business strategy that resulted in an increase in the volume of fully guaranteed securitizations.
◦Non-interest income was $0.4 billion, down 37% year-over-year, primarily driven by lower revenues from held-for-sale loan purchase and securitization activities and impacts from interest-rate risk management activities.
●    Provision for credit losses was $0.2 billion for 2Q 2025, primarily driven by a credit reserve build attributable to new loan purchase commitment and acquisition activity, coupled with deterioration in the credit performance of certain delinquent loans.
■    YTD 2025 vs. YTD 2024
●    Net income of $0.8 billion, down 36% year-over-year.
–Net revenues were $1.7 billion, down 21% year-over-year.
◦Net interest income was $0.8 billion, up 33% year-over-year, primarily driven by our change in business strategy that resulted in an increase in the volume of fully guaranteed securitizations.
◦Non-interest income was $1.0 billion, down 40% year-over-year, primarily driven by lower revenues from held-for-sale loan purchase and securitization activities, impacts from interest-rate risk management activities, and less favorable fair value changes from prepayment rates.
●    Provision for credit losses was $0.2 billion for YTD 2025, primarily driven by a credit reserve build attributable to new loan purchase commitment and acquisition activity, coupled with deterioration in the credit performance of certain delinquent loans.

Freddie Mac 2Q 2025 Form 10-Q	19

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	2Q 2025			2Q 2024			YTD 2025			YTD 2024
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$6,851	$600	$7,451	$6,508	$508	$7,016	$6,691	$548	$7,239	$6,402	$447	$6,849
Provision (benefit) for credit losses	622	161	783	315	79	394	850	213	1,063	435	140	575
Charge-offs	(96)	(4)	(100)	(169)	—	(169)	(287)	(5)	(292)	(292)	—	(292)
Recoveries collected	23	—	23	24	—	24	50	1	51	50	—	50
Net charge-offs	(73)	(4)	(77)	(145)	—	(145)	(237)	(4)	(241)	(242)	—	(242)
Other(1)	116	—	116	82	—	82	212	—	212	165	—	165
Ending balance	$7,516	$757	$8,273	$6,760	$587	$7,347	$7,516	$757	$8,273	$6,760	$587	$7,347

Average loans outstanding during the period(2)	$3,108,882	$91,834	$3,200,716	$3,042,676	$61,674	$3,104,350	$3,105,240	$89,140	$3,194,380	$3,036,603	$60,089	$3,096,692
Net charge-offs to average loans outstanding	—%	—%	—%	—%	—%	—%	0.01%	—%	0.01%	0.01%	—%	0.01%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$7,236	$493	$7,729	$6,457	$382	$6,839
Other(3)	280	264	544	303	205	508
Total ending balance	$7,516	$757	$8,273	$6,760	$587	$7,347
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
(3)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
Table 14 - Allowance for Credit Losses Ratios

	June 30, 2025			December 31, 2024
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.23%	0.52%	0.24%	0.21%	0.46%	0.21%
Non-accrual loans to total loans outstanding	0.52	0.19	0.51	0.51	0.15	0.50
Allowance for credit losses to non-accrual loans	44.95	275.42	47.48	40.11	314.40	42.25
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$7,236	$493	$7,729	$6,381	$393	$6,774
Total loans outstanding(2)	3,114,973	95,306	3,210,279	3,092,137	84,554	3,176,691
Non-accrual loans(2)	16,098	179	16,277	15,908	125	16,033
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.

Freddie Mac 2Q 2025 Form 10-Q	20

Management's Discussion and Analysis	Risk Management

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
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).
Weighted Average Original DTI Ratio

Freddie Mac 2Q 2025 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased.
Table 15 - Single-Family New Business Activity

	2Q 2025		2Q 2024		YTD 2025		YTD 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$84,985	90%	$81,519	96%	$157,757	92%	$140,610	95%
15-year or less, amortizing fixed-rate	6,144	7	3,036	3	10,578	6	5,314	4
Adjustable-rate	2,474	3	684	1	2,914	2	1,584	1
Total	$93,603	100%	$85,239	100%	$171,249	100%	$147,508	100%

Percentage of purchases
DTI ratio > 45%		28%		31%		29%		30%
Original LTV ratio > 90%		23		26		24		25
Transaction type:
Guarantor swap		71		65		71		65
Cash window		29		35		29		35
Property type:
Detached single-family houses and townhouses		92		91		92		91
Condominium or co-op		8		9		8		9
Occupancy type:
Primary residence		93		93		93		93
Second home		2		2		2		2
Investment property		5		5		5		5
Loan purpose:
Purchase		81		87		80		87
Cash-out refinance		8		8		10		8
Other refinance		11		5		10		5
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

Freddie Mac 2Q 2025 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

Table 16 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	2Q 2025		2Q 2024
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$36,439	$9,511	$34,623	$9,140

CRT transactions:
STACR	19,264	529	32,080	1,005
ACIS	21,340	669	10,326	334
Other	400	137	396	120
Total CRT issuance	$41,004	$1,335	$42,802	$1,459

	YTD 2025		YTD 2024
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$65,893	$17,251	$59,758	$15,756

CRT transactions:
STACR	57,225	1,825	73,482	2,289
ACIS	45,578	1,452	25,849	893
Other	1,285	295	1,088	227
Total CRT issuance	$104,088	$3,572	$100,419	$3,409
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
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	June 30, 2025
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$666,163	21%	$177,335
STACR	1,189,201	38	26,379
ACIS	732,320	23	16,633
Other	38,727	1	10,486
Less: UPB with multiple credit enhancements and other reconciling items(5)	(697,042)	(21)	—
Single-Family mortgage portfolio - credit-enhanced	1,929,369	62	230,833
Single-Family mortgage portfolio - non-credit-enhanced	1,197,377	38	N/A
Total	$3,126,746	100%	$230,833

Freddie Mac 2Q 2025 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

	December 31, 2024
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$658,104	21%	$174,445
STACR	1,196,740	39	28,471
ACIS	754,489	24	16,474
Other	38,951	1	10,643
Less: UPB with multiple credit enhancements and other reconciling items(5)	(733,818)	(23)	—
Single-Family mortgage portfolio - credit-enhanced	1,914,466	62	230,033
Single-Family mortgage portfolio - non-credit-enhanced	1,189,708	38	N/A
Total	$3,104,174	100%	$230,033
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
Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	June 30, 2025		December 31, 2024
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	1.08%	21%	1.12%
CRT and other	54	0.62	54	0.66
Non-credit-enhanced	38	0.40	38	0.43
Total	N/A	0.55	N/A	0.59
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both June 30, 2025 and December 31, 2024.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.

Freddie Mac 2Q 2025 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

Loan Characteristics and Serious Delinquency Rates
The table below contains details of the characteristics and serious delinquency rates of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics and Serious Delinquency Rates of Our Single-Family Mortgage Portfolio(1)

	June 30, 2025
(Dollars in millions)	UPB	Original Credit Score(2)	Current Credit Score(2)(3)	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2025	$134,770	758	755	77%	77%	0.01%
2024	323,848	754	750	78	75	0.29
2023	234,945	750	745	79	72	0.79
2022	382,714	746	742	76	64	0.93
2021	877,655	752	755	71	50	0.41
2020 and prior	1,172,814	750	760	73	38	0.59
Total	$3,126,746	751	754	74	53	0.55

	December 31, 2024
(Dollars in millions)	UPB	Original Credit Score (2)	Current Credit Score(2)(3)	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2024	$309,757	754	749	78%	76%	0.12%
2023	250,712	751	749	79	72	0.68
2022	399,741	746	743	76	65	0.95
2021	912,364	752	756	71	50	0.42
2020	665,137	761	768	71	43	0.25
2019 and prior	566,463	738	752	75	33	0.91
Total	$3,104,174	751	755	74	52	0.59
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
The table below presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	June 30, 2025
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)(3)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	49%	0.04%	16%	0.05%	5%	0.07%	2%	0.08%	—%	NM	72%	0.04%
700 to 739	7	0.20	3	0.20	1	0.20	2	0.19	—	NM	13	0.20
680 to 699	2	0.42	1	0.40	—	NM	1	0.31	—	NM	4	0.41
660 to 679	2	0.63	1	0.58	—	NM	—	NM	—	NM	3	0.62
620 to 659	2	1.39	1	1.35	—	NM	—	NM	—	NM	3	1.39
Less than 620	3	6.45	1	8.59	1	9.97	—	NM	—	NM	5	7.25
Total	65%	0.46	23%	0.78	7%	0.93	5%	0.82	—%	NM	100%	0.55

Freddie Mac 2Q 2025 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

	December 31, 2024
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)(3)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	50%	0.04%	16%	0.05%	4%	0.09%	2%	0.10%	—%	NM	72%	0.05%
700 to 739	9	0.22	2	0.22	2	0.25	1	0.18	—	NM	14	0.22
680 to 699	2	0.45	2	0.40	—	NM	—	NM	—	NM	4	0.44
660 to 679	2	0.73	1	0.66	—	NM	—	NM	—	NM	3	0.71
620 to 659	2	1.60	1	1.62	—	NM	—	NM	—	NM	3	1.60
Less than 620	3	7.95	1	10.62	—	NM	—	NM	—	NM	4	8.80
Total	68%	0.51	23%	0.82	6%	1.00	3%	0.75	—%	NM	100%	0.59
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

Single-Family Delinquency Rates
1.12%
1.05%
1.10%
0.96%
1.04%
0.50%
0.54%
0.59%
0.59%
0.55%
0.25%
0.27%
0.31%
0.26%
0.26%
2Q24
3Q24
4Q24
1Q25
2Q25
One month past due
Two months past due
Seriously delinquent

The percentage of loans that were one month past due decreased, while the percentage of loans that were two months past due increased, as of June 30, 2025 compared to June 30, 2024. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of

Freddie Mac 2Q 2025 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate increased to 0.55% as of June 30, 2025, compared to 0.50% as of June 30, 2024, primarily due to a higher serious delinquency rate for loans originated during 2022 and later as well as lingering impacts from hurricanes that occurred in late 2024. See Note 3 for additional information on the payment status of our single-family mortgage loans.
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
Table 21 - Single-Family Completed Loan Workout Activity

	2Q 2025		2Q 2024
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$2,238	8	$2,098	8
Loan modifications	2,762	11	1,682	6
Forbearance plans and other(1)	1,356	5	1,057	4
Total	$6,356	24	$4,837	18

	YTD 2025		YTD 2024
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$5,112	19	$4,768	18
Loan modifications	4,656	18	3,064	12
Forbearance plans and other(1)	2,996	12	2,237	9
Total	$12,764	49	$10,069	39
(1)     The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 16,000 loans in active forbearance plans and approximately 18,000 loans in other active loss mitigation activity as of June 30, 2025.
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

Freddie Mac 2Q 2025 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

Weighted Average Original LTV Ratio
Weighted Average Original DSCR(1)
(1) Assumes monthly payments that reflect amortization of principal.
Transferring Credit Risk to Third-Party Investors

We engage in a variety of CRT activities which transfer credit risk on the Multifamily mortgage portfolio, thereby reducing our overall credit risk exposure and required capital.
Multifamily Mortgage Portfolio CRT Issuance
We obtain credit enhancement through subordination, as well as our MSCR and MCIP transactions. We generally retain first loss exposure in MSCR and MCIP transactions.
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 22 - Multifamily Mortgage Portfolio CRT Issuance

	2Q 2025		2Q 2024		YTD 2025		YTD 2024
(In millions)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)
Subordination	$8,247	$540	$6,462	$360	$14,851	$924	$13,060	$759
MSCR	—	—	8,171	190	11,574	279	8,171	190
MCIP	—	—	24,131	518	11,574	215	24,131	518
Lender risk-sharing	481	58	92	14	628	66	92	14
Less: UPB with more than one type of CRT	—	—	(24,131)	—	(11,574)	—	(24,131)	—
Total CRT issuance	$8,728	$598	$14,725	$1,082	$27,053	$1,484	$21,323	$1,481
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we have obtained various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type has been subordination, which is created through our senior subordinate securitization transactions. Our maximum coverage provided by subordination in nonconsolidated VIEs was $35.8 billion and $37.4 billion, as of June 30, 2025 and December 31, 2024, respectively.

Freddie Mac 2Q 2025 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 23 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	June 30, 2025		December 31, 2024
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$348,454	0.55%	$352,566	0.45%
MSCR/MCIP	72,822	0.25	62,870	0.25
Other	9,776	0.36	9,737	0.82
Total credit-enhanced	431,052	0.50	425,173	0.43
Non-credit-enhanced	35,167	0.16	41,462	0.15
Total	$466,219	0.47	$466,635	0.40
The Multifamily delinquency rate increased to 0.47% at June 30, 2025, primarily driven by an increase in delinquent floating rate loans and small balance loans. As of June 30, 2025, 97% of the delinquent loans in the Multifamily mortgage portfolio have some form of credit enhancement coverage.
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 24 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	June 30, 2025		December 31, 2024
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$4,178	—%	$11,856	—%
Mortgage loans held-for-investment:
Held by Freddie Mac	13,379	0.42	14,589	0.33
Held by consolidated trusts	14,234	—	12,125	0.11
Other mortgage-related guarantees	3,376	—	2,892	—
Total	$35,167	0.16	$41,462	0.15
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both June 30, 2025 and December 31, 2024.
Managing Our Portfolio, Including Loss Mitigation Activities

For our other securitization products and a smaller number of K Certificate securitizations, we serve as master servicer. On May 30, 2025, Fitch Ratings revised the Ratings Outlook of Freddie Mac's Multifamily division commercial master servicer rating of CMS1 and commercial special servicer ratings of CSS1- to Negative from Stable.
Market Risk
Overview

Our business segments have embedded exposure to market risk, which is the economic risk associated with adverse changes in interest rates, volatility, and spreads. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth. The primary sources of interest-rate risk are from our investments in mortgage-related assets, non-mortgage assets (including U.S. Treasury securities), the debt we issue to fund these assets, and our Single-Family guarantees.
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

Freddie Mac 2Q 2025 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

in slope of the yield curve. While we believe that duration gap and PVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.
Prior to 1Q 2025, our interest-rate risk limits required asset duration to match liability duration, net of derivatives. When capital increased, excess net assets were invested in investments with little to no duration, such as overnight reverse repurchase agreements, increasing our earnings sensitivity to short-term interest rates. Beginning in 1Q 2025, we updated our interest-rate risk limits to allow for longer-term investments, reducing our earnings sensitivity to changes in short-term interest rates. We continue to manage interest-rate risk related to financial instruments primarily funded by debt as before, targeting a low level of interest rate exposure as measured by our models. For all other financial instruments, we manage interest-rate risk to a target duration, which reduces our long-term earnings volatility related to changes in overnight rates. Such financial instruments may include U.S. Treasury securities, mortgage-related securities, repurchase agreements, and derivatives.
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
Table 25 - Duration Gap and PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	June 30, 2025				December 31, 2024
	Duration Gap	PVS-YC	PVS-L		Duration Gap	PVS-YC	PVS-L
(Dollars in millions, duration gap in months)		25 bps	50 bps	100 bps		25 bps	50 bps	100 bps
Interest-rate risk related to:
Financial instruments primarily funded by debt	0.2	$2	$7	($11)	0.3	$—	$6	($28)
All other financial instruments(1)	13.8	36	414	849	0.2	1	5	10
Total	3.1	$34	$421	$838	0.3	$2	$11	($18)
PVS		$34	$421	$838		$2	$11	$—
(1)The UPB was $70 billion as of June 30, 2025 and $64 billion as of December 31, 2024.
Table 26 - Duration Gap and PVS Results

	2Q 2025			2Q 2024
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	2.9	$32	$358	0.1	$3	$—
Minimum	2.0	17	230	(0.1)	—	—
Maximum	3.4	40	423	0.2	9	4
Standard deviation	0.4	6	60	0.1	2	1

	YTD 2025			YTD 2024
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	1.9	$21	$223	0.1	$3	$—
Minimum	—	1	—	(0.1)	—	—
Maximum	3.4	40	423	0.2	9	5
Standard deviation	1.2	13	154	0.1	2	1
When managing interest-rate risk related to financial instruments not funded primarily by debt, we also consider the overall income sensitivity attributable to these instruments, which we believe is an appropriate measure as we are targeting duration to reduce our long-term income volatility. We estimate income attributable to these instruments over a 12- month period, assuming the balance of these financial instruments stays constant. The estimate includes coupon interest income and expense, amortization income and expense, fair value changes, and the impact from our overall hedge accounting program. We then parallel shock rates up and down 100 bps to determine the volatility in income.

Freddie Mac 2Q 2025 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

The table below presents the change in estimated income post-tax due to the impact of a parallel shift in rates on financial instruments not primarily funded by debt over the next 12 months relative to the baseline scenario.
Table 27 - Income Sensitivity on Financial Instruments Not Primarily Funded by Debt

(In millions)	June 30, 2025	June 30, 2024
+100 bps rate shift	$371	$456
- 100 bps rate shift	(308)	(456)
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 28 - PVS-L Results Before Derivatives and After Derivatives

(In millions)	June 30, 2025	December 31, 2024
PVS-L (50 bps):
Before derivatives	$2,696	$2,006
After derivatives	421	11
Effect of Derivatives	(2,275)	(1,995)
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

Freddie Mac 2Q 2025 Form 10-Q	31

Management's Discussion and Analysis	Risk Management

Table 29 - GAAP Fair Value Sensitivity to Changes in Interest Rates

(In millions)	June 30, 2025	June 30, 2024
Interest rate scenarios(1)
Parallel yield curve shifts:
+100 bps	$31	$17
-100 bps	(31)	(17)
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	221	194
-100 bps	(221)	(194)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(190)	(176)
-100 bps	190	176
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

Freddie Mac 2Q 2025 Form 10-Q	32

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Primary Sources of Liquidity

The table below lists the sources of our liquidity, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 30 - Liquidity Sources

(In millions)	June 30, 2025(1)	December 31, 2024(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$151,644	$134,405	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage-Related Investments Portfolio	25,997	24,144	The portion of our mortgage-related securities that can be pledged or sold for liquidity purposes. The amount of cash we may be able to raise from these activities may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.9 billion and $5.1 billion as of June 30, 2025 and December 31, 2024, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for additional information about our other investments portfolio.
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

Freddie Mac 2Q 2025 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The table below lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 31 - Funding Sources

(In millions)	June 30, 2025(1)	December 31, 2024(1)	Description
Debt of Freddie Mac	$193,877	$182,008	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,155,397	3,122,941	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 32 - Debt of Freddie Mac Activity

	2Q 2025		2Q 2024
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$14,457	4.29%	$8,931	5.37%
Issuances	45,265	4.31	16,760	5.40
Repayments	—	—	—	—
Maturities	(38,356)	4.30	(17,238)	5.40
Total short-term debt	21,366	4.31	8,453	5.39

Long-term:
Beginning balance	170,207	3.72	160,470	3.24
Issuances	29,941	4.58	13,445	5.70
Repayments	(16,980)	5.10	(3,130)	5.74
Maturities	(6,386)	2.88	(10,746)	2.09
Total long-term debt	176,782	3.76	160,039	3.47
Total debt of Freddie Mac, net	$198,148	3.82%	$168,492	3.57%

Freddie Mac 2Q 2025 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources

	YTD 2025		YTD 2024
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$14,716	4.59%	$6,032	5.39%
Issuances	84,058	4.31	32,702	5.35
Repayments	—	—	—	—
Maturities	(77,408)	4.36	(30,281)	5.34
Total short-term debt	21,366	4.31	8,453	5.39

Long-term:
Beginning balance	172,942	3.65	168,009	3.31
Issuances	52,136	4.71	29,883	5.52
Repayments	(35,086)	5.10	(23,943)	5.64
Maturities	(13,210)	2.51	(13,910)	2.21
Total long-term debt	176,782	3.76	160,039	3.47
Total debt of Freddie Mac, net	$198,148	3.82%	$168,492	3.57%
(1)Average rate is weighted based on par value.
As of June 30, 2025, our aggregate indebtedness pursuant to the Purchase Agreement was $198.1 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Our credit ratings and outlooks are primarily based on the support we receive from Treasury and therefore are affected by changes in the credit ratings and outlooks of the U.S. government. On May 16, 2025, Moody's downgraded the U.S. sovereign credit rating from Aaa to Aa1. On May 19, 2025, Moody's lowered our senior unsecured debt rating to Aa1 from Aaa and revised the credit rating Outlook to Stable from Negative. For additional information on our credit ratings, see MD&A - Liquidity and Capital Resources in our 2024 Annual Report.
Maturity and Redemption Dates
The table below presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date includes callable debt at its earliest call date, and the contractual maturity date includes both callable debt and non-callable debt as of their respective maturity dates.
Table 33 - Maturity and Redemption Dates

	As of June 30, 2025		As of December 31, 2024
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$76,232	$156,430	$62,951	$138,053
1 year through 2 years	39,783	27,477	45,007	36,281
2 years through 3 years	21,461	1,984	20,068	370
3 years through 4 years	6,773	245	8,307	345
4 years through 5 years	32,758	1,995	28,579	2,055
Thereafter	20,355	9,231	21,423	9,231
STACR and SCR debt(2)	786	786	1,324	1,324
Total debt of Freddie Mac	$198,148	$198,148	$187,659	$187,659
(1)As of June 30, 2025 and December 31, 2024, excludes $7.6 billion and $8.2 billion, respectively, of payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets.
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

Freddie Mac 2Q 2025 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt of consolidated trusts.
Table 34 - Debt of Consolidated Trusts Activity

(In millions)	2Q 2025	2Q 2024	YTD 2025	YTD 2024
Beginning balance	$3,109,427	$3,009,077	$3,085,981	$2,999,893
Issuances	129,728	114,422	250,670	199,295
Repayments and extinguishments	(118,554)	(96,640)	(216,050)	(172,329)
Ending balance	3,120,601	3,026,859	3,120,601	3,026,859
Unamortized premiums and discounts	34,796	39,380	34,796	39,380
Debt of consolidated trusts	$3,155,397	$3,066,239	$3,155,397	$3,066,239
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased from $5.5 billion as of June 30, 2024 to $4.3 billion as of June 30, 2025.

Freddie Mac 2Q 2025 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 35 - Net Worth Activity

(In millions)	2Q 2025	2Q 2024	YTD 2025	YTD 2024
Beginning balance	$62,403	$50,463	$59,575	$47,722
Comprehensive income	2,408	2,760	5,236	5,501
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$64,811	$53,223	$64,811	$53,223

Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	135,051	123,111	135,051	123,111
ERCF

For a description of our capital requirements under the ERCF, including the amended provisions, see the MD&A - Regulation and Supervision section in our 2024 Annual Report.
Capital Metrics
The table below presents the components of our regulatory capital.
Table 36 - Regulatory Capital Components

(In millions)	June 30, 2025	December 31, 2024
Total equity	$64,811	$59,575
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(21,946)	(27,182)
Less: Deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	5,125	5,123
Common equity Tier 1 capital	(27,071)	(32,305)
Add: Preferred stock	14,109	14,109
Tier 1 capital	(12,962)	(18,196)
Tier 2 capital adjustments	—	—
Adjusted total capital	($12,962)	($18,196)
The table below presents the components of our statutory capital.
Table 37 - Statutory Capital Components

(In millions)	June 30, 2025	December 31, 2024
Total equity	$64,811	$59,575
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	28	(27)
Core capital	(7,865)	(13,046)
General allowance for foreclosure losses(1)	8,273	7,239
Total capital	$408	($5,807)
(1)Represents our allowance for credit losses.

Freddie Mac 2Q 2025 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 38 - Capital Metrics Under ERCF

(In billions)	June 30, 2025	December 31, 2024
Adjusted total assets	$3,864	$3,817
Risk-weighted assets (standardized approach):
Credit risk	981	988
Market risk	61	58
Operational risk	72	72
Total risk-weighted assets	$1,114	$1,118

(In billions)	June 30, 2025	December 31, 2024
Stress capital buffer	$29	$28
Stability capital buffer	30	29
Countercyclical capital buffer amount	—	—
PCCBA	$59	$57
PLBA	$15	$14

	June 30, 2025
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$89	N/A	$89	$—	($89)
CET1 capital	50	$59	109	(27)	(136)
Tier 1 capital	67	59	126	(13)	(139)
Adjusted total capital	89	59	148	(13)	(161)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	—%	(8.0)%
CET1 capital	4.5	5.3%	9.8	(2.4)	(12.2)
Tier 1 capital	6.0	5.3	11.3	(1.2)	(12.5)
Adjusted total capital	8.0	5.3	13.3	(1.2)	(14.5)
Leverage capital amounts:
Core capital	$97	N/A	$97	($8)	($105)
Tier 1 capital	97	$15	112	(13)	(125)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.2)%	(2.7)%
Tier 1 capital	2.5	0.4%	2.9	(0.3)	(3.2)

Freddie Mac 2Q 2025 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2024
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$89	N/A	$89	($6)	($95)
CET1 capital	50	$57	107	(32)	(139)
Tier 1 capital	67	57	124	(18)	(142)
Adjusted total capital	89	57	146	(18)	(164)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(0.5)%	(8.5)%
CET1 capital	4.5	5.1%	9.6	(2.9)	(12.5)
Tier 1 capital	6.0	5.1	11.1	(1.6)	(12.7)
Adjusted total capital	8.0	5.1	13.1	(1.6)	(14.7)
Leverage capital amounts:
Core capital	$95	N/A	$95	($13)	($108)
Tier 1 capital	95	$14	109	(18)	(127)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.3)%	(2.8)%
Tier 1 capital	2.5	0.4%	2.9	(0.5)	(3.4)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At June 30, 2025, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 2Q 2025 Form 10-Q	39

Management's Discussion and Analysis	Critical Accounting Estimates
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates and policies relate to the Single-Family allowance for credit losses. For additional information about our critical accounting estimates and significant accounting policies, see Note 1 and MD&A - Critical Accounting Estimates in our 2024 Annual Report.
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
Table 39 - Forecasted House Price Growth Rates

	June 30, 2025	December 31, 2024
12-Month Forward	1.3%	2.7%
13- to 24-Month Forward	0.4	3.3

Freddie Mac 2Q 2025 Form 10-Q	40

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Beginning in the first quarter of 2025, FHFA in its power both as our Conservator and regulator rescinded or modified certain guidance, directives, and other requirements implemented by previous administrations affecting the Enterprises. The rescinded or modified actions included those relating to unfair or deceptive acts or practices, climate-related risk management, and fair lending and fair housing compliance. FHFA is expected to continue modifying, rescinding, or withdrawing, or changing its approach to implementation and enforcement of, guidance, directives, and other requirements relating to the Enterprises. The impact of these and any similar future actions taken by FHFA are uncertain at this time.
VantageScore 4.0

In July 2025, the Director of FHFA instructed the Enterprises to allow use of the VantageScore 4.0 credit model for mortgages. The announcement follows a multiyear effort to implement the use of VantageScore 4.0 credit scores, beginning with FHFA's October 2022 validation and approval of both FICO 10T and VantageScore 4.0 credit score models for use by the Enterprises. Freddie Mac continues to work with stakeholders to implement the use of VantageScore 4.0.

Freddie Mac 2Q 2025 Form 10-Q	41

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in house prices and house price forecasts, our market coverage, the effect of legislative and regulatory developments, judicial rulings, and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the impact of banking crises or failures, the effects of natural disasters or catastrophic events and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2024 Annual Report, and including, without limitation, the following:
■ The actions the federal government (including FHFA, Treasury, and Congress) and state governments may take, require us to take, or restrict us from taking, including actions regarding our operations, access to affordable and sustainable housing, such as programs to implement the expectations in FHFA's Conservatorship Scorecards, and other objectives for us;
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
■    Changes in our Charter, applicable legislative or regulatory requirements (including any legislative or executive action affecting the future status of our company), or the Purchase Agreement;
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
■ Our reliance on U.S. Financial Technology, LLC (formerly known as Common Securitization Solutions, LLC) and the CSP for the operation of the majority of our Single-Family securitization activities, limits on our influence over U.S. Financial

Freddie Mac 2Q 2025 Form 10-Q	42

Management's Discussion and Analysis	Forward-Looking Statements

Technology, LLC Board decisions, and any additional changes FHFA may require in our relationship with, or support of, U.S. Financial Technology, LLC;
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

Freddie Mac 2Q 2025 Form 10-Q	43

Financial Statements

Financial Statements

Freddie Mac 2Q 2025 Form 10-Q	44

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	2Q 2025	2Q 2024	YTD 2025	YTD 2024
Net interest income
Interest income	$32,048	$29,064	$63,413	$57,449
Interest expense	(26,749)	(24,136)	(53,012)	(47,762)
Net interest income	5,299	4,928	10,401	9,687

Non-interest income
Guarantee income	398	383	838	879
Investment gains, net	119	549	311	954
Other income	100	128	218	225
Non-interest income	617	1,060	1,367	2,058
Net revenues	5,916	5,988	11,768	11,745

(Provision) benefit for credit losses	(783)	(394)	(1,063)	(575)

Non-interest expense
Salaries and employee benefits	(453)	(420)	(876)	(841)
Professional services, technology, and occupancy	(295)	(269)	(548)	(540)
Credit enhancement expense	(511)	(588)	(1,051)	(1,185)
Legislative and regulatory assessments	(825)	(802)	(1,642)	(1,589)
Other expense	(74)	(55)	(129)	(101)
Non-interest expense	(2,158)	(2,134)	(4,246)	(4,256)

Income before income tax expense	2,975	3,460	6,459	6,914
Income tax expense	(588)	(695)	(1,278)	(1,383)
Net income	2,387	2,765	5,181	5,531
Other comprehensive income (loss), net of taxes and reclassification adjustments	21	(5)	55	(30)
Comprehensive income	$2,408	$2,760	$5,236	$5,501

Net income	$2,387	$2,765	$5,181	$5,531
Amounts attributable to senior preferred stock	(2,408)	(2,760)	(5,236)	(5,501)
Net income (loss) attributable to common stockholders	($21)	$5	($55)	$30
Net income (loss) per common share	($0.01)	$0.00	($0.02)	$0.01
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2025 Form 10-Q	45

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2025	2024
Assets
Cash and cash equivalents (includes $1,137 and $1,165 of restricted cash and cash equivalents)	$4,267	$5,534
Securities purchased under agreements to resell	95,451	100,118
Investment securities, at fair value	82,850	55,771
Mortgage loans held-for-sale (includes $3,867 and $11,394 at fair value)	6,300	15,560
Mortgage loans held-for-investment (net of allowance for credit losses of $7,729 and $6,774 and includes $4,424 and $2,413 at fair value)	3,206,974	3,172,329
Accrued interest receivable	11,583	11,029
Deferred tax assets, net	5,005	5,018
Other assets (includes $6,166 and $5,870 at fair value)	23,850	21,333
Total assets	$3,436,280	$3,386,692
Liabilities and equity
Liabilities
Accrued interest payable	$10,226	$9,822
Debt (includes $2,693 and $2,339 at fair value)	3,349,274	3,304,949
Other liabilities (includes $967 and $978 at fair value)	11,969	12,346
Total liabilities	3,371,469	3,327,117
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $135,051 and $129,038)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(18,089)	(23,270)
AOCI, net of taxes, related to:
Available-for-sale securities	113	66
Other	(85)	(93)
AOCI, net of taxes	28	(27)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	64,811	59,575
Total liabilities and equity	$3,436,280	$3,386,692
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents (includes $1,037 and $1,055 of restricted cash and cash equivalents)	$1,037	$1,056
Securities purchased under agreements to resell	14,204	12,764
Investment securities, at fair value	28	1
Mortgage loans held-for-investment, net	3,145,913	3,114,937
Accrued interest receivable	10,316	9,900
Other assets	7,106	5,881
Total assets of consolidated VIEs	$3,178,604	$3,144,539
Liabilities
Accrued interest payable	$8,877	$8,469
Debt	3,155,397	3,122,941
Total liabilities of consolidated VIEs	$3,164,274	$3,131,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2025 Form 10-Q	46

Financial Statements	Condensed Consolidated Statements of Equity
FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Senior preferred stock
Balance at beginning of period and June 30	$72,648	$72,648	$72,648	$72,648
Preferred stock, at redemption value
Balance at beginning of period and June 30	14,109	14,109	14,109	14,109
Common stock, at par value
Balance at beginning of period and June 30	—	—	—	—
Retained earnings
Balance at beginning of period	(20,476)	(32,362)	(23,270)	(35,128)
Net income	2,387	2,765	5,181	5,531
Balance at June 30	(18,089)	(29,597)	(18,089)	(29,597)
AOCI, net of tax
Balance at beginning of period	7	(47)	(27)	(22)
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $5 million, $1 million, $12 million, and $8 million, respectively)	18	(3)	47	(28)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $0 million, $1 million, $0 million, and $2 million, respectively)	—	(2)	—	2
Other (net of taxes of $1 million, $0 million, $2 million, and $1 million, respectively)	3	—	8	(4)
Balance at June 30	28	(52)	28	(52)
Treasury stock, at cost
Balance at beginning of period and June 30	(3,885)	(3,885)	(3,885)	(3,885)
Total equity	$64,811	$53,223	$64,811	$53,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2025 Form 10-Q	47

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2025	YTD 2024
Net cash provided by (used in) operating activities	$11,715	$3,821
Cash flows from investing activities
Investment securities:
Purchases	(51,127)	(41,294)
Proceeds from sales	21,167	35,976
Proceeds from maturities and repayments	2,079	4,307
Mortgage loans acquired held-for-investment:
Purchases	(61,566)	(57,665)
Proceeds from sales	1,760	1,430
Proceeds from repayments	146,952	126,412
Advances under secured lending arrangements	(62,533)	(46,289)
Net (increase) decrease in securities purchased under agreements to resell	5,305	(3,862)
Cash flows related to derivatives	(716)	3,111
Other, net	(407)	201
Net cash provided by (used in) investing activities	914	22,327
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	129,263	102,983
Repayments and redemptions	(152,922)	(125,972)
Borrowings with original maturity of more than three months:
Proceeds from issuance	63,572	31,786
Repayments	(59,882)	(41,490)
Net increase (decrease) in:
Borrowings with original maturity of three months or less	6,713	4,232
Securities sold under agreements to repurchase	(638)	1,830
Other, net	(2)	(4)
Net cash provided by (used in) financing activities	(13,896)	(26,635)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(1,267)	(487)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	5,534	6,019
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$4,267	$5,532

Supplemental cash flow information
Cash paid for:
Debt interest	$54,751	$48,506
Income taxes	1,500	2,250
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2025 Form 10-Q	48

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 2Q 2025 Form 10-Q	49

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	December 31, 2025	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disaggregated disclosures for certain expense categories.	December 31. 2026	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 2Q 2025 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	June 30, 2025
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,664	$164	$478	$30,048	$24,551
Resecuritization products(2)	5,500	73	626	100,969	100,969
CRT products(3)	—	95	159	25,665	7
Total Single-Family	7,164	332	1,263	156,682	125,527
Multifamily:
Securitization products(4)	5,690	5,301	4,163	351,323	315,362
CRT products(3)	—	31	18	1,968	22
Total Multifamily	5,690	5,332	4,181	353,291	315,384
Other	—	7	5	69	469
Total	$12,854	$5,671	$5,449	$510,042	$441,380

Freddie Mac 2Q 2025 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2024
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,633	$157	$458	$30,038	$24,470
Resecuritization products(2)	5,159	69	701	104,120	104,120
CRT products(3)	—	89	171	27,224	7
Total Single-Family	6,792	315	1,330	161,382	128,597
Multifamily:
Securitization products(4)	5,263	5,171	4,374	355,108	317,611
CRT products(3)	—	29	15	1,738	22
Total Multifamily	5,263	5,200	4,389	356,846	317,633
Other	—	7	5	79	472
Total	$12,055	$5,522	$5,724	$518,307	$446,702
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
(4)    Includes total assets of $0.9 billion as of June 30, 2025 and $0.7 billion as of December 31, 2024 related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.
Investments in Low Income Housing Tax Credits

We invest in LIHTC partnerships to support and preserve the supply of affordable housing. These investments do not provide us with a controlling financial interest in the underlying partnerships and we therefore do not consolidate these entities. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $4.4 billion as June 30, 2025 and $4.3 billion as of December 31, 2024.

Freddie Mac 2Q 2025 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	June 30, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$2,158	$4,516	$6,674	$2,984	$13,265	$16,249
Cost basis and fair value adjustments, net	(424)	50	(374)	(586)	(103)	(689)
Total held-for-sale loans, net	1,734	4,566	6,300	2,398	13,162	15,560
Held-for-investment UPB	3,086,962	100,115	3,187,077	3,063,211	87,416	3,150,627
Cost basis and fair value adjustments, net(1)	28,011	(385)	27,626	28,926	(450)	28,476
Allowance for credit losses	(7,236)	(493)	(7,729)	(6,381)	(393)	(6,774)
Total held-for-investment loans, net(2)	3,107,737	99,237	3,206,974	3,085,756	86,573	3,172,329
Total mortgage loans, net	$3,109,471	$103,803	$3,213,274	$3,088,154	$99,735	$3,187,889
(1)Includes ($0.3) billion and ($0.7) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes $4.4 billion and $2.4 billion of multifamily held-for-investment loans for which we have elected the fair value option as of June 30, 2025 and December 31, 2024, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	2Q 2025	2Q 2024	YTD 2025	YTD 2024
Single-Family:
Purchases:
Held-for-investment loans	$93,603	$85,239	$171,249	$147,508
Sales of held-for-sale loans(1)	496	381	1,255	999
Multifamily:
Purchases:
Held-for-investment loans	8,663	3,791	12,577	6,416
Held-for-sale loans	2,096	6,581	7,527	13,040
Sales of held-for-sale loans(2)	8,247	6,462	14,851	13,065
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 2Q 2025 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	2Q 2025			2Q 2024
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$276	$1	$—	$691	$7	$—
Held-for-sale to held-for-investment(2)	82	7	6	43	4	5
Multifamily reclassifications from:
Held-for-investment to held-for-sale	290	1	(3)	577	10	(39)
Held-for-sale to held-for-investment(2)	16	—	—	378	—	6

	YTD 2025			YTD 2024
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$965	$8	$—	$1,067	$15	$—
Held-for-sale to held-for-investment(2)	340	28	19	93	8	9
Multifamily reclassifications from:
Held-for-investment to held-for-sale	817	2	(30)	841	11	(44)
Held-for-sale to held-for-investment(2)	206	(1)	5	747	—	9
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	June 30, 2025	March 31, 2025	2Q 2025	YTD 2025
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,376	$15,724	$43	$107
15-year or less, amortizing fixed-rate	480	487	1	2
Adjustable-rate and other	242	256	1	2
Total Single-Family	16,098	16,467	45	111
Total Multifamily	179	207	—	1
Total Single-Family and Multifamily	$16,277	$16,674	$45	$112

Freddie Mac 2Q 2025 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	June 30, 2024	March 31, 2024	2Q 2024	YTD 2024
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,773	$12,189	$32	$88
15-year or less, amortizing fixed-rate	439	485	1	2
Adjustable-rate and other	230	247	1	2
Total Single-Family	12,442	12,921	34	92
Total Multifamily	110	103	—	1
Total Single-Family and Multifamily	$12,552	$13,024	$34	$93
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
Table 3.5 - Accrued Interest Receivable and Related Charge-Offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-Offs
(In millions)	June 30, 2025	December 31, 2024	2Q 2025	2Q 2024	YTD 2025	YTD 2024
Single-Family loans	$10,154	$9,776	($60)	($46)	($124)	($92)
Multifamily loans	431	431	—	—	(3)	(1)
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

Freddie Mac 2Q 2025 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	June 30, 2025
	Year of Origination						Total
(In millions)	2025	2024	2023	2022	2021	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$17,792	$50,330	$41,115	$110,228	$559,603	$973,171	$1,752,239
> 60 to 80	43,581	120,285	101,625	173,411	204,081	50,076	693,059
> 80 to 90	26,615	68,035	60,013	51,254	11,043	1,211	218,171
> 90 to 100	36,114	69,364	20,832	11,832	1,375	259	139,776
> 100	147	1,508	1,384	1,417	113	84	4,653
Total 20- and 30-year or more, amortizing fixed-rate	124,249	309,522	224,969	348,142	776,215	1,024,801	2,807,898
Current-year gross charge-offs(1)	—	6	16	35	31	139	227
15-year or less, amortizing fixed-rate
≤ 60	3,619	6,201	4,156	20,655	103,125	124,416	262,172
> 60 to 80	3,467	5,150	2,483	2,825	556	35	14,516
> 80 to 90	953	926	215	85	5	—	2,184
> 90 to 100	465	255	17	9	—	—	746
> 100	4	2	1	—	—	—	7
Total 15-year or less, amortizing fixed-rate	8,508	12,534	6,872	23,574	103,686	124,451	279,625
Current-year gross charge-offs(1)	—	—	—	—	1	1	2
Adjustable-rate and other
≤ 60	545	385	424	1,745	3,239	11,416	17,754
> 60 to 80	1,199	1,006	1,236	2,319	569	174	6,503
> 80 to 90	582	530	682	665	21	11	2,491
> 90 to 100	358	277	174	148	3	4	964
> 100	—	1	12	19	—	2	34
Total adjustable-rate and other	2,684	2,199	2,528	4,896	3,832	11,607	27,746
Current-year gross charge-offs(1)	—	—	—	—	—	1	1
Total for all loan product types by current LTV ratio:
≤ 60	21,956	56,916	45,695	132,628	665,967	1,109,003	2,032,165
> 60 to 80	48,247	126,441	105,344	178,555	205,206	50,285	714,078
> 80 to 90	28,150	69,491	60,910	52,004	11,069	1,222	222,846
> 90 to 100	36,937	69,896	21,023	11,989	1,378	263	141,486
> 100	151	1,511	1,397	1,436	113	86	4,694
Total Single-Family loans	$135,441	$324,255	$234,369	$376,612	$883,733	$1,160,859	$3,115,269
Total current-year gross charge-offs(1)	$—	$6	$16	$35	$32	$141	$230

Freddie Mac 2Q 2025 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2024
	Year of Origination						Total
(In millions)	2024	2023	2022	2021	2020	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,642	$42,978	$109,174	$566,114	$544,209	$465,059	$1,775,176
> 60 to 80	125,634	106,407	182,774	225,774	48,905	9,859	699,353
> 80 to 90	52,612	69,714	61,282	10,650	813	311	195,382
> 90 to 100	70,104	20,274	8,820	949	124	74	100,345
> 100	168	435	777	59	19	56	1,514
Total 20- and 30-year or more, amortizing fixed-rate	296,160	239,808	362,827	803,546	594,070	475,359	2,771,770
Full-year gross charge-offs(1)	1	10	40	45	35	222	353
15-year or less, amortizing fixed-rate
≤ 60	5,664	4,353	21,308	110,094	85,662	52,305	279,386
> 60 to 80	5,326	3,012	3,986	927	44	7	13,302
> 80 to 90	856	338	103	7	—	—	1,304
> 90 to 100	377	19	10	—	—	—	406
> 100	2	—	—	—	—	—	2
Total 15-year or less, amortizing fixed-rate	12,225	7,722	25,407	111,028	85,706	52,312	294,400
Full-year gross charge-offs(1)	—	—	1	1	1	2	5
Adjustable-rate and other
≤ 60	384	438	1,793	3,355	1,338	11,123	18,431
> 60 to 80	1,065	1,309	2,457	661	49	139	5,680
> 80 to 90	466	766	767	17	1	12	2,029
> 90 to 100	241	150	112	2	—	3	508
> 100	—	2	11	—	—	1	14
Total adjustable-rate and other	2,156	2,665	5,140	4,035	1,388	11,278	26,662
Full-year gross charge-offs(1)	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	53,690	47,769	132,275	679,563	631,209	528,487	2,072,993
> 60 to 80	132,025	110,728	189,217	227,362	48,998	10,005	718,335
> 80 to 90	53,934	70,818	62,152	10,674	814	323	198,715
> 90 to 100	70,722	20,443	8,942	951	124	77	101,259
> 100	170	437	788	59	19	57	1,530
Total Single-Family loans	$310,541	$250,195	$393,374	$918,609	$681,164	$538,949	$3,092,832
Total full-year gross charge-offs(1)	$1	$10	$41	$47	$36	$225	$360
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 2Q 2025 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	June 30, 2025
	Year of Origination							Total
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans
Category:
Pass	$10,735	$28,867	$13,802	$16,010	$7,141	$13,876	$2,367	$92,798
Special mention	—	50	104	220	127	484	—	985
Substandard	—	—	221	613	312	377	—	1,523
Doubtful	—	—	—	—	—	—	—	—
Total	$10,735	$28,917	$14,127	$16,843	$7,580	$14,737	$2,367	$95,306

	December 31, 2024
	Year of Origination							Total
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans
Category:
Pass	$27,713	$14,471	$16,548	$7,179	$6,201	$7,921	$2,426	$82,459
Special mention	50	76	239	39	86	327	—	817
Substandard	—	29	444	329	200	276	—	1,278
Doubtful	—	—	—	—	—	—	—	—
Total	$27,763	$14,576	$17,231	$7,547	$6,487	$8,524	$2,426	$84,554
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	June 30, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,760,983	$25,705	$6,316	$14,894	$2,807,898	$558
15-year or less, amortizing fixed-rate	277,555	1,359	248	463	279,625	5
Adjustable-rate and other	27,145	280	86	235	27,746	36
Total Single-Family	3,065,683	27,344	6,650	15,592	3,115,269	599
Total Multifamily	95,118	9	—	179	95,306	122
Total Single-Family and Multifamily	$3,160,801	$27,353	$6,650	$15,771	$3,210,575	$721

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,722,336	$27,090	$7,588	$14,756	$2,771,770	$465
15-year or less, amortizing fixed-rate	292,207	1,404	291	498	294,400	5
Adjustable-rate and other	26,019	309	101	233	26,662	33
Total Single-Family	3,040,562	28,803	7,980	15,487	3,092,832	503
Total Multifamily	84,288	60	80	126	84,554	75
Total Single-Family and Multifamily	$3,124,850	$28,863	$8,060	$15,613	$3,177,386	$578

Freddie Mac 2Q 2025 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both June 30, 2025 and December 31, 2024.
(2)Includes $3.3 billion and $2.6 billion of single-family loans that were in the process of foreclosure as of June 30, 2025 and December 31, 2024, respectively.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,515	$2,358	$264	$8,137	0.3%
15-year or less, amortizing fixed-rate	177	1	—	178	0.1
Adjustable-rate and other	49	6	1	56	0.2
Total Single-Family loan restructurings	$5,741	$2,365	$265	$8,371	0.3

	2Q 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$4,824	$1,580	$13	$6,417	0.2%
15-year or less, amortizing fixed-rate	192	—	—	192	0.1
Adjustable-rate and other	49	3	—	52	0.2
Total Single-Family loan restructurings	$5,065	$1,583	$13	$6,661	0.2

	YTD 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,545	$3,969	$384	$15,898	0.6%
15-year or less, amortizing fixed-rate	390	1	—	391	0.1
Adjustable-rate and other	100	9	2	111	0.4
Total Single-Family loan restructurings	$12,035	$3,979	$386	$16,400	0.5

Freddie Mac 2Q 2025 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$9,447	$2,835	$19	$12,301	0.5%
15-year or less, amortizing fixed-rate	378	—	—	378	0.1
Adjustable-rate and other	95	6	1	102	0.4
Total Single-Family loan restructurings	$9,920	$2,841	$20	$12,781	0.4
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in the trial period modification plans was $3.2 billion and $2.0 billion as of June 30, 2025 and June 30, 2024, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $2.2 billion and $4.9 billion related to payment deferral plans for 2Q 2025 and YTD 2025, respectively, compared to $2.1 billion and $4.6 billion for 2Q 2024 and YTD 2024, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	147	$26
15-year or less, amortizing fixed-rate	—	45	11
Adjustable-rate and other	1.0	142	16

	2Q 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.5%	168	$17
15-year or less, amortizing fixed-rate	—	23	13
Adjustable-rate and other	0.8	223	13

Freddie Mac 2Q 2025 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	154	$21
15-year or less, amortizing fixed-rate	—	44	10
Adjustable-rate and other	0.9	169	13

	YTD 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.7%	169	$16
15-year or less, amortizing fixed-rate	—	23	13
Adjustable-rate and other	0.9	217	14
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$993	$635	$24	$1,652
15-year or less, amortizing fixed-rate	30	—	—	30
Adjustable-rate and other	8	1	—	9
Total Single-Family	$1,031	$636	$24	$1,691

	2Q 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$952	$398	$3	$1,353
15-year or less, amortizing fixed-rate	34	—	—	34
Adjustable-rate and other	8	1	—	9
Total Single-Family	$994	$399	$3	$1,396

Freddie Mac 2Q 2025 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,816	$1,148	$32	$2,996
15-year or less, amortizing fixed-rate	60	—	—	60
Adjustable-rate and other	16	2	—	18
Total Single-Family	$1,892	$1,150	$32	$3,074

	YTD 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,620	$725	$8	$2,353
15-year or less, amortizing fixed-rate	55	—	—	55
Adjustable-rate and other	16	1	—	17
Total Single-Family	$1,691	$726	$8	$2,425
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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	June 30, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,871	$3,371	$1,828	$6,840	$25,910
15-year or less, amortizing fixed-rate	353	86	54	191	684
Adjustable-rate and other	79	20	16	71	186
Total Single-Family	$14,303	$3,477	$1,898	$7,102	$26,780

	June 30, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,169	$3,009	$1,537	$4,926	$20,641
15-year or less, amortizing fixed-rate	352	94	54	169	669
Adjustable-rate and other	94	20	13	51	178
Total Single-Family	$11,615	$3,123	$1,604	$5,146	$21,488

Freddie Mac 2Q 2025 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Non-Cash Investing and Financing Activities

During YTD 2025 and YTD 2024, we acquired $122.4 billion and $96.8 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $62.3 billion and $45.3 billion of loans held-for-investment from sellers during YTD 2025 and YTD 2024, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2025 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	June 30, 2025
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,048	$24,551	$433	39
Other mortgage-related guarantees	7,578	7,578	111	27
Total Single-Family mortgage-related guarantees	37,626	32,129	544
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	351,323	315,362	4,008	35
Other mortgage-related guarantees	10,265	10,250	342	33
Total Multifamily mortgage-related guarantees	361,588	325,612	4,350
Guarantees of Fannie Mae securities	100,969	100,969	—	36
Other	69	469	—	30

	December 31, 2024
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,038	$24,470	$413	39
Other mortgage-related guarantees	7,941	7,941	127	27
Total Single-Family mortgage-related guarantees	37,979	32,411	540
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	355,108	317,611	4,219	35
Other mortgage-related guarantees	10,846	10,831	364	34
Total Multifamily mortgage-related guarantees	365,954	328,442	4,583
Guarantees of Fannie Mae securities	104,120	104,120	—	37
Other	79	472	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.9 billion and $0.7 billion as of June 30, 2025 and December 31, 2024, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $1.9 billion and $2.0 billion as of June 30, 2025 and December 31, 2024, respectively.

Freddie Mac 2Q 2025 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	June 30, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$33,481	$2,015	$754	$1,376	$37,626
Multifamily	359,382	219	196	1,791	361,588
Total	$392,863	$2,234	$950	$3,167	$399,214

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$33,454	$2,183	$852	$1,490	$37,979
Multifamily	363,983	335	117	1,519	365,954
Total	$397,437	$2,518	$969	$3,009	$403,933
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
The table below presents our other off-balance sheet credit exposures.
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	June 30, 2025	December 31, 2024
Mortgage loan purchase commitments(1)	$18,171	$12,416
Unsettled securities purchased under agreements to resell, net(2)	20,910	10,650
Other commitments(3)	4,082	4,248
Total	$43,163	$27,314
(1)Includes $0.5 billion and $2.0 billion of commitments for which we have elected the fair value option as of June 30, 2025 and December 31, 2024, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $1.6 billion and $0.4 billion of unsettled securities sold under agreements to repurchase as of June 30, 2025 and December 31, 2024.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 2Q 2025 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	2Q 2025			2Q 2024			YTD 2025			YTD 2024
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$6,851	$600	$7,451	$6,508	$508	$7,016	$6,691	$548	$7,239	$6,402	$447	$6,849
Provision (benefit) for credit losses	622	161	783	315	79	394	850	213	1,063	435	140	575
Charge-offs	(96)	(4)	(100)	(169)	—	(169)	(287)	(5)	(292)	(292)	—	(292)
Recoveries collected	23	—	23	24	—	24	50	1	51	50	—	50
Other(1)	116	—	116	82	—	82	212	—	212	165	—	165
Ending balance	$7,516	$757	$8,273	$6,760	$587	$7,347	$7,516	$757	$8,273	$6,760	$587	$7,347

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$7,236	$493	$7,729	$6,457	$382	$6,839
Other(2)	280	264	544	303	205	508
Total ending balance	$7,516	$757	$8,273	$6,760	$587	$7,347
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    2Q 2025 vs. 2Q 2024 - The provision for credit losses for 2Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates. The provision for credit losses for 2Q 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
■    YTD 2025 vs. YTD 2024 - The provision for credit losses for YTD 2025 was primarily driven by a credit reserve build in Single-Family attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates. The provision for credit losses for YTD 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage interest rates.

Freddie Mac 2Q 2025 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	June 30, 2025	December 31, 2024
Trading securities	$79,122	$51,872
Available-for-sale securities	3,728	3,899
Total fair value of investment securities	$82,850	$55,771
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	June 30, 2025	December 31, 2024
Mortgage-related securities	$10,196	$9,158
Non-mortgage-related securities	68,926	42,714
Total fair value of trading securities	$79,122	$51,872
The table below provides details of our net trading gains (losses) recognized during the periods presented.
Table 6.3 - Net Trading Gains (Losses)

(In millions)	2Q 2025	2Q 2024	YTD 2025	YTD 2024
Net trading gains (losses)	$214	$40	$575	($199)
Less: Net trading gains (losses) on securities sold	(7)	(16)	21	(94)
Net trading gains (losses) related to securities still held at period end	$221	$56	$554	($105)
Available-for-Sale Securities

At both June 30, 2025 and December 31, 2024, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.4 - Available-for-Sale Securities

	June 30, 2025
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,251	$11	($58)	$3,204	$7
Other mortgage-related securities	335	205	(16)	524	3
Total available-for-sale securities	$3,586	$216	($74)	$3,728	$10

Freddie Mac 2Q 2025 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

	December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,528	$4	($100)	$3,432	$7
Other mortgage-related securities	287	194	(14)	467	3
Total available-for-sale securities	$3,815	$198	($114)	$3,899	$10
The fair value of our available-for-sale securities held at June 30, 2025 scheduled to contractually mature after ten years was $1.4 billion, with an additional $1.2 billion scheduled to contractually mature after five years through ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	June 30, 2025
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$170	$—	$2,075	($58)
Other mortgage-related securities	27	(1)	29	(15)
Total available-for-sale securities in a gross unrealized loss position	$197	($1)	$2,104	($73)

	December 31, 2024
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$448	($6)	$2,198	($95)
Other mortgage-related securities	33	—	31	(13)
Total available-for-sale securities in a gross unrealized loss position	$481	($6)	$2,229	($108)
At June 30, 2025, the gross unrealized losses relate to 134 securities.
The table below summarizes the total proceeds, gross realized gains, and gross realized losses from sales of available-for-sale securities.
Table 6.6 - Total Proceeds, Gross Realized Gains, and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	2Q 2025	2Q 2024	YTD 2025	YTD 2024
Gross realized gains	$1	$2	1	$3
Gross realized losses	(1)	(6)	(1)	(12)
Net realized gains (losses)	$—	($4)	$—	($9)
Total proceeds	$797	$438	$797	$837
Non-Cash Investing and Financing Activities

During YTD 2025 and YTD 2024, we derecognized $1.5 billion and $1.2 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.
During 2Q 2025, we purchased $0.5 billion of non-mortgage-related securities that were traded, but not settled at June 30, 2025. We settled our purchase obligations during 3Q 2025.

Freddie Mac 2Q 2025 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	June 30, 2025	December 31, 2024
Debt of consolidated trusts	$3,155,397	$3,122,941
Debt of Freddie Mac:
Short-term debt	21,218	14,675
Long-term debt	172,659	167,333
Total debt of Freddie Mac	193,877	182,008
Total debt	$3,349,274	$3,304,949
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	June 30, 2025				December 31, 2024
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2025 - 2061	$2,736,983	$2,769,675	3.46%	2025 - 2061	$2,701,936	$2,736,057	3.34%
15-year or less, fixed-rate	2025 - 2040	276,921	280,261	2.38	2025 - 2040	291,054	294,875	2.30
Adjustable-rate and other	2025 - 2055	23,838	24,112	4.45	2025 - 2055	22,861	23,224	4.42
Total Single-Family		3,037,742	3,074,048			3,015,851	3,054,156
Multifamily	2025 - 2055	82,859	81,349	3.70	2025 - 2054	70,130	68,785	3.58
Total debt of consolidated trusts		$3,120,601	$3,155,397			$3,085,981	$3,122,941
(1)Includes $2.5 billion and $2.0 billion as of June 30, 2025 and December 31, 2024, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 3.12% and 3.01% as of June 30, 2025 and December 31, 2024, respectively.
Short-Term Debt

The table below summarizes the balances and effective interest rates for our short-term debt (debt with original maturities of one year or less).
Table 7.3 - Short-Term Debt

(Dollars in millions)	June 30, 2025	December 31, 2024
Par value	$21,366	$14,716
Carrying amount	21,218	14,675
Weighted average effective rate	4.31%	4.59%

Freddie Mac 2Q 2025 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	June 30, 2025				December 31, 2024
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Fixed-rate(3)	2025 - 2054	$124,173	$121,423	3.18%	2025 - 2054	$130,965	$126,815	3.09%
Variable-rate(4)	2025 - 2035	47,075	47,067	4.99	2025 - 2034	35,906	35,893	5.16
Zero-coupon	2025 - 2039	4,748	3,354	6.25	2025 - 2039	4,748	3,254	6.22
Other(5)	2028 - 2053	786	815	10.17	2025 - 2053	1,324	1,371	10.90
Total long-term debt		$176,782	$172,659	3.76		$172,943	$167,333	3.65
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.2 billion and $0.3 billion at June 30, 2025 and December 31, 2024, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected. Includes hedge-related basis adjustments.
(2)Based on carrying amount. Excludes hedge-related basis adjustments.
(3)Includes $108.8 billion and $112.6 billion of callable debt as of June 30, 2025 and December 31, 2024, respectively.
(4)Includes $1.3 billion of callable debt as of both June 30, 2025 and December 31, 2024.
(5)Includes STACR debt notes, SCR debt notes, and IO debt.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes contractual maturities of long-term debt securities at June 30, 2025.
Table 7.5 - Contractual Maturities of Long-Term Debt(1)

(In millions)	Par Value
2025	$34,836
2026	43,798
2027	25,410
2028	16,429
2029	18,400
Thereafter	37,123
Total	$175,996
(1)Excludes $0.7 billion of STACR debt notes and $0.1 billion of SCR debt notes. Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty.

Freddie Mac 2Q 2025 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	June 30, 2025			December 31, 2024
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$459,688	$1,200	($326)	$382,761	$1,512	($340)
Written options	33,680	—	(1,641)	33,117	—	(1,826)
Purchased options(1)	126,740	4,202	—	126,750	4,649	—
Futures	53,969	—	—	165,894	—	—
Total interest-rate risk management derivatives	674,077	5,402	(1,967)	708,522	6,161	(2,166)
Mortgage commitment derivatives	52,773	54	(18)	37,407	26	(40)
CRT-related derivatives(2)	27,633	—	(177)	28,962	—	(186)
Other	26,833	74	(578)	20,505	94	(695)
Total derivatives not designated as hedges	781,316	5,530	(2,740)	795,396	6,281	(3,087)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	146,661	258	(2,923)	159,086	209	(4,149)
Total derivatives designated as fair value hedges	146,661	258	(2,923)	159,086	209	(4,149)
Receivables (payables)		—	(213)		91	—
Netting adjustments(3)		(4,902)	4,909		(6,080)	6,282
Total derivative portfolio, net	$927,977	$886	($967)	$954,482	$501	($954)
(1)Includes swaptions on credit indices with a notional or contractual amount of $6.5 billion and $6.8 billion at June 30, 2025 and December 31, 2024, respectively, and a fair value of $1.0 million at both June 30, 2025 and December 31, 2024.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 2Q 2025 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivative Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	June 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$5,660	($4,890)	$6,360	($6,315)
Cleared and exchange-traded derivatives	1	(190)	74	—
Mortgage commitment derivatives	54	(41)	53	(40)
Other	73	(755)	94	(881)
Total derivatives	5,788	(5,876)	6,581	(7,236)
Counterparty netting	(3,234)	3,234	(3,906)	3,906
Cash collateral netting(1)	(1,668)	1,675	(2,174)	2,376
Net amount presented in the condensed consolidated balance sheets	886	(967)	501	(954)
Gross amount not offset in the condensed consolidated balance sheets(2)	(739)	128	(190)	11
Net amount	$147	($839)	$311	($943)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	2Q 2025	2Q 2024	YTD 2025	YTD 2024
Interest-rate risk management derivatives:
Swaps	($98)	$136	($415)	$398
Written options	94	(86)	220	(49)
Purchased options	(141)	242	(357)	298
Futures	(10)	169	(176)	543
Total interest-rate risk management derivatives fair value gains (losses)	(155)	461	(728)	1,190
Mortgage commitment derivatives	(75)	32	(183)	72
CRT-related derivatives(1)	(28)	51	16	8
Other	51	(55)	162	(163)
Total derivatives not designated as hedges fair value gains (losses)	($207)	$489	($733)	$1,107
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 2Q 2025 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Hedge Accounting

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	2Q 2025		2Q 2024
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$32,048	($26,749)	$29,064	($24,136)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	328	—	(234)	—
Derivatives designated as hedging instruments	(341)	—	160	—
Interest accruals on hedging instruments	123	—	240	—
Discontinued hedge related basis adjustments amortization	70	—	73	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(607)	—	(511)
Derivatives designated as hedging instruments	—	611	—	519
Interest accruals on hedging instruments	—	(466)	—	(874)
Discontinued hedge related basis adjustment amortization	—	(1)	—	(2)
Total impact of fair value hedge accounting	$180	($463)	$239	($868)

	YTD 2025		YTD 2024
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$63,413	($53,012)	$57,449	($47,762)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	1,023	—	(1,229)	—
Derivatives designated as hedging instruments	(1,113)	—	1,113	—
Interest accruals on hedging instruments	252	—	474	—
Discontinued hedge related basis adjustments amortization	136	—	116	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(1,408)	—	(377)
Derivatives designated as hedging instruments	—	1,422	—	392
Interest accruals on hedging instruments	—	(944)	—	(1,803)
Discontinued hedge related basis adjustment amortization	—	(12)	—	(4)
Total impact of fair value hedge accounting	$298	($942)	$474	($1,792)

Freddie Mac 2Q 2025 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	June 30, 2025
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,107,758	($2,750)	($296)	($2,454)	$44,618	$8,435
Mortgage loans held-for-sale	110	1	—	1	—	—
Debt	(103,934)	2,654	—	16	—	—

	December 31, 2024
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,117,060	($3,909)	($695)	($3,214)	$56,394	$12,070
Debt	(107,241)	4,050	—	19	—	—

Freddie Mac 2Q 2025 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	June 30, 2025		December 31, 2024
(In millions)	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase
Gross amount recognized	$103,032	($7,581)	$108,338	($8,220)
Amount offset in the condensed consolidated balance sheets	(7,581)	7,581	(8,220)	8,220
Net amount presented in the condensed consolidated balance sheets	95,451	—	100,118	—
Gross amount not offset in the condensed consolidated balance sheets(1)	(95,451)	—	(100,118)	—
Net amount	$—	$—	$—	$—
(1)For securities purchased under agreements to resell, includes $103.0 billion and $104.9 billion of collateral that we had the right to repledge as of June 30, 2025 and December 31, 2024, respectively. We repledged $2.0 billion of collateral at June 30, 2025. We did not repledge collateral at December 31, 2024.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

(In millions)	June 30, 2025	December 31, 2024
Overnight and continuous	$7,581	$—
30 days or less	—	8,220
After 30 days through 90 days	—	—
Greater than 90 days	—	—
Total	$7,581	$8,220
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge, and for regulatory requirements.
Table 9.3 - Collateral in the Form of Securities Pledged

(In millions)	June 30, 2025	December 31, 2024
Trading securities	$11,072	$9,559

Freddie Mac 2Q 2025 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	2Q 2025	2Q 2024	2Q 2024	YTD 2025	YTD 2024
Interest income
Mortgage loans	$29,901	$26,821		$59,296	$53,050
Investment securities	845	484		1,465	954
Securities purchased under agreements to resell	1,186	1,593		2,426	3,125
Other	116	166		226	320
Total interest income	32,048	29,064		63,413	57,449
Interest expense
Debt of consolidated trusts	(24,492)	(21,634)		(48,551)	(42,756)
Debt of Freddie Mac:
Short-term debt	(232)	(260)		(436)	(516)
Long-term debt	(2,025)	(2,242)		(4,025)	(4,490)
Total interest expense	(26,749)	(24,136)		(53,012)	(47,762)
Net interest income	5,299	4,928		10,401	9,687
(Provision) benefit for credit losses	(783)	(394)		(1,063)	(575)
Net interest income after (provision) benefit for credit losses	$4,516	$4,534		$9,338	$9,112

Freddie Mac 2Q 2025 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	2Q 2025			2Q 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$30,641	$1,407	$32,048	$28,071	$993	$29,064
Interest expense	(25,743)	(1,006)	(26,749)	(23,436)	(700)	(24,136)
Net interest income	4,898	401	5,299	4,635	293	4,928
Non-interest income
Guarantee income	33	365	398	26	357	383
Investment gains, net	142	(23)	119	335	214	549
Other income	62	38	100	98	30	128
Non-interest income	237	380	617	459	601	1,060
Net revenues	5,135	781	5,916	5,094	894	5,988
(Provision) benefit for credit losses	(622)	(161)	(783)	(315)	(79)	(394)
Non-interest expense
Administrative expense(1)	(575)	(173)	(748)	(540)	(149)	(689)
Credit enhancement expense	(464)	(47)	(511)	(546)	(42)	(588)
Legislative and regulatory assessments	(813)	(12)	(825)	(791)	(11)	(802)
Other expense	(53)	(21)	(74)	(44)	(11)	(55)
Non-interest expense	(1,905)	(253)	(2,158)	(1,921)	(213)	(2,134)
Income before income tax expense	2,608	367	2,975	2,858	602	3,460
Income tax expense	(516)	(72)	(588)	(574)	(121)	(695)
Net income	2,092	295	2,387	2,284	481	2,765
Other comprehensive income (loss), net of taxes and reclassification adjustments	9	12	21	(5)	—	(5)
Comprehensive income	$2,101	$307	$2,408	$2,279	$481	$2,760

Freddie Mac 2Q 2025 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	YTD 2025			YTD 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$60,687	$2,726	$63,413	$55,512	$1,937	$57,449
Interest expense	(51,036)	(1,976)	(53,012)	(46,389)	(1,373)	(47,762)
Net interest income	9,651	750	10,401	9,123	564	9,687
Non-interest income
Guarantee income	56	782	838	45	834	879
Investment gains, net	203	108	311	249	705	954
Other income	143	75	218	151	74	225
Non-interest income	402	965	1,367	445	1,613	2,058
Net revenues	10,053	1,715	11,768	9,568	2,177	11,745
(Provision) benefit for credit losses	(850)	(213)	(1,063)	(435)	(140)	(575)
Non-interest expense
Administrative expense(1)	(1,098)	(326)	(1,424)	(1,082)	(299)	(1,381)
Credit enhancement expense	(955)	(96)	(1,051)	(1,103)	(82)	(1,185)
Legislative and regulatory assessments	(1,620)	(22)	(1,642)	(1,567)	(22)	(1,589)
Other expense	(103)	(26)	(129)	(94)	(7)	(101)
Non-interest expense	(3,776)	(470)	(4,246)	(3,846)	(410)	(4,256)
Income before income tax expense	5,427	1,032	6,459	5,287	1,627	6,914
Income tax expense	(1,074)	(204)	(1,278)	(1,058)	(325)	(1,383)
Net income	4,353	828	5,181	4,229	1,302	5,531
Other comprehensive income (loss), net of taxes and reclassification adjustments	17	38	55	(10)	(20)	(30)
Comprehensive income	$4,370	$866	$5,236	$4,219	$1,282	$5,501
(1)Includes salaries and employee benefits and professional services, technology, and occupancy.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	June 30, 2025	December 31, 2024
Single-Family	$3,126,746	$3,104,174
Multifamily	466,219	466,635
Total segment assets	3,592,965	3,570,809
Reconciling items(1)	(156,685)	(184,117)
Total assets per condensed consolidated balance sheets	$3,436,280	$3,386,692

(1)Reconciling items include (1) assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and (2) assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 2Q 2025 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	June 30, 2025
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$921,200	29%	0.44%
Northeast	721,250	23	0.58
Southeast	556,024	18	0.65
Southwest	471,898	15	0.58
North Central	456,053	15	0.54
Total	$3,126,425	100%	0.55
State:
California	$513,422	17%	0.45
Texas	226,399	7	0.64
Florida	211,145	7	0.81
New York	136,540	4	0.80
Illinois	116,642	4	0.67
All other	1,922,277	61	0.51
Total	$3,126,425	100%	0.55
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

Freddie Mac 2Q 2025 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	June 30, 2025
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$116,404	25%	0.91%
West	111,932	24	0.21
Southeast	95,789	21	0.21
Southwest	94,574	20	0.42
North Central	47,520	10	0.69
Total	$466,219	100%	0.47
State(3):
California	$60,264	13%	0.31
Texas	59,297	13	0.50
Florida	40,444	9	0.16
New York	36,997	8	2.33
Georgia	19,591	4	0.23
All other	249,626	53	0.30
Total	$466,219	100%	0.47
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

Freddie Mac 2Q 2025 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2025
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,093	$635	$—	$3,728
Trading:
Mortgage-related securities	—	7,069	3,127	—	10,196
Non-mortgage-related securities	68,572	354	—	—	68,926
Total trading securities	68,572	7,423	3,127	—	79,122
Total investment securities	68,572	10,516	3,762	—	82,850
Mortgage loans held-for-sale	—	3,867	—	—	3,867
Mortgage loans held-for-investment	—	3,440	984	—	4,424
Other assets:
Guarantee assets	—	—	5,042	—	5,042
Derivative assets, net	1	5,714	73	(4,902)	886
Other assets	—	12	226	—	238
Total other assets	1	5,726	5,341	(4,902)	6,166
Total assets carried at fair value on a recurring basis	$68,573	$23,549	$10,087	($4,902)	$97,307
Liabilities:
Debt:
Debt of consolidated trusts	$—	$2,460	$16	$—	$2,476
Debt of Freddie Mac	—	131	86	—	217
Total debt	—	2,591	102	—	2,693
Other liabilities:
Derivative liabilities, net	—	5,595	68	(4,696)	967
Total liabilities carried at fair value on a recurring basis	$—	$8,186	$170	($4,696)	$3,660

Freddie Mac 2Q 2025 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,316	$583	$—	$3,899
Trading:
Mortgage-related securities	—	6,131	3,027	—	9,158
Non-mortgage-related securities	42,289	425	—	—	42,714
Total trading securities	42,289	6,556	3,027	—	51,872
Total investment securities	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	—	10,099	1,295	—	11,394
Mortgage loans held-for-investment	—	1,572	841	—	2,413
Other assets:
Guarantee assets	—	—	5,126	—	5,126
Derivative assets, net	9	6,387	94	(5,989)	501
Other assets	—	24	219	—	243
Total other assets	9	6,411	5,439	(5,989)	5,870
Total assets carried at fair value on a recurring basis	$42,298	$27,954	$11,185	($5,989)	$75,448
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,996	$17	$—	$2,013
Debt of Freddie Mac	—	241	85	—	326
Total debt	—	2,237	102	—	2,339
Other liabilities:
Derivative liabilities, net	—	7,116	120	(6,282)	954
Other liabilities	—	5	19	—	24
Total other liabilities	—	7,121	139	(6,282)	978
Total liabilities carried at fair value on a recurring basis	$—	$9,358	$241	($6,282)	$3,317
(1)     Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.

Freddie Mac 2Q 2025 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	2Q 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at April 1, 2025	$3,644	$155	$737	$5,391	$204
Total realized/unrealized gains/losses(1)
Included in earnings	(43)	—	(5)	65	(30)
Included in other comprehensive income	7	—	—	—	—
Purchases	202	—	—	(9)	—
Issues	—	—	—	156	—
Sales	—	—	—	(2)	—
Settlements, net	(48)	—	(14)	(260)	(4)
Transfers into Level 3	—	—	271	—	—
Transfers out of Level 3	—	(155)	(5)	—	—
Balance at June 30, 2025	$3,762	$—	$984	$5,341	$170
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of June 30, 2025(2)	$62	$—	($5)	$65	($30)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of June 30, 2025	6	—	—	—	—

	YTD 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2025	$3,610	$1,295	$841	$5,439	$241
Total realized/unrealized gains/losses(1)
Included in earnings	(60)	3	5	144	(67)
Included in other comprehensive income	12	—	—	—	—
Purchases	289	32	—	(9)	—
Issues	—	—	—	309	3
Sales	—	—	—	(8)	—
Settlements, net	(89)	—	(69)	(534)	(6)
Transfers into Level 3	—	—	302	—	17
Transfers out of Level 3(3)	—	(1,330)	(95)	—	(18)
Balance at June 30, 2025	$3,762	$—	$984	$5,341	$170
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of June 30, 2025(2)	$172	$—	$—	$144	($67)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of June 30, 2025	10	—	—	—	—

Freddie Mac 2Q 2025 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2024
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at April 1, 2024	$3,639	$787	$695	$5,540	$529
Total realized/unrealized gains/losses(1)
Included in earnings	(105)	—	(28)	12	(3)
Included in other comprehensive income	(1)	—	—	—	—
Purchases	136	388	—	(2)	(3)
Issues	—	—	—	145	60
Sales	—	(500)	—	(2)	—
Settlements, net	(57)	—	(7)	(236)	(6)
Transfers into Level 3	—	—	133	—	—
Transfers out of Level 3	—	(48)	(17)	—	—
Balance at June 30, 2024	$3,612	$627	$776	$5,457	$577
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of June 30, 2024(2)	$13	$—	($53)	$12	$4
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of June 30, 2024	(1)	—	—	—	—

	YTD 2024
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2024	$3,449	$896	$473	$5,519	$496
Total realized/unrealized gains/losses(1)
Included in earnings	(218)	(6)	(52)	142	19
Included in other comprehensive income	(6)	—	—	—	—
Purchases	496	682	—	(12)	(5)
Issues	—	—	—	250	77
Sales	—	(773)	—	(7)	—
Settlements, net	(109)	—	(54)	(435)	(10)
Transfers into Level 3	—	35	431	—	—
Transfers out of Level 3	—	(207)	(22)	—	—
Balance at June 30, 2024	$3,612	$627	$776	$5,457	$577
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of June 30, 2024(2)	$32	$—	($53)	$140	$28
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of June 30, 2024	(5)	—	—	—	—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2025 and June 30, 2024, respectively.
(3)Transfers out of level 3 during YTD 2025 were primarily driven by a decline in the significance of the unobservable inputs for certain multifamily loans.

Freddie Mac 2Q 2025 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2025
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,327	External pricing sources	Price	$0.0 - $3,443.8	$88.7
	1,435	Other
Mortgage loans held-for-investment	984	External pricing sources	Price	$21.6 - $106.4	$87.4
Other assets	4,731	Discounted cash flows	OAS	17 - 3,500 bps	48 bps
	610	Other
Total Level 3 assets	$10,087
Liabilities
Total Level 3 liabilities	$170

	December 31, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,344	External pricing sources	Price	$0.0 - $3,652.7	$99.1
	1,266	Other
Mortgage loans held-for-sale	1,295	External pricing sources	Price	$87.8 - $104.4	$96.4
Mortgage loans held-for-investment	841	External pricing sources	Price	$29.2 - $100.0	$83.1
Other assets	4,816	Discounted cash flows	OAS	17 - 3,500 bps	48 bps
	623	Other
Total Level 3 assets	$11,185
Liabilities
Total Level 3 liabilities	$241
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
Assets Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

(In millions)	June 30, 2025	December 31, 2024
Mortgage loans:(1)
Level 1	$—	$—
Level 2	470	303
Level 3(2)	915	1,474
Total	$1,385	$1,777
(1)Includes loans that are classified as held-for-investment where we recognize credit losses, either through an allowance for credit losses or charge-off, based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost. The valuation date for certain items may occur during the period and not at period end.
(2)The predominant valuation technique used for Level 3 non-recurring fair value measurement at both June 30, 2025 and December 31, 2024 was external pricing sources. The unobservable inputs included a range of $75.4 - $104.3 and weighted average of $81.1 at June 30, 2025 and a range of $74.1 - $100.4 and weighted average of $82.3 at December 31, 2024.

Freddie Mac 2Q 2025 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.5 - Fair Value of Financial Instruments

		June 30, 2025
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$4,267	$4,267	$—	$—	$—	$4,267
Securities purchased under agreements to resell	Amortized cost	95,451	—	103,032	—	(7,581)	95,451
Investment securities:
Available-for-sale	FV - OCI	3,728	—	3,093	635	—	3,728
Trading	FV - NI	79,122	68,572	7,423	3,127	—	79,122
Total investment securities		82,850	68,572	10,516	3,762	—	82,850
Mortgage loans held-for-sale	Various(4)	6,300	—	4,611	1,781	—	6,392
Mortgage loans held-for-investment, net of allowance for credit losses	Various(5)	3,206,974	—	2,488,790	371,335	—	2,860,125
Other assets:
Guarantee assets	FV - NI	5,042	—	—	5,044	—	5,044
Derivative assets, net	FV - NI	886	1	5,714	73	(4,902)	886
Other assets(6)	Various	2,039	—	568	1,860	—	2,428
Total other assets		7,967	1	6,282	6,977	(4,902)	8,358
Total financial assets		$3,403,809	$72,840	$2,613,231	$383,855	($12,483)	$3,057,443
Financial liabilities
Debt:
Debt of consolidated trusts		$3,155,397	$—	$2,803,785	$373	$—	$2,804,158
Debt of Freddie Mac		193,877	—	198,654	3,410	(7,581)	194,483
Total debt	Various(7)	3,349,274	—	3,002,439	3,783	(7,581)	2,998,641
Other liabilities:
Guarantee obligations	Amortized cost	4,866	—	95	6,379	—	6,474
Derivative liabilities, net	FV - NI	967	—	5,595	68	(4,696)	967
Other liabilities(6)	FV - NI	—	—	195	84	—	279
Total other liabilities		5,833	—	5,885	6,531	(4,696)	7,720
Total financial liabilities		$3,355,107	$—	$3,008,324	$10,314	($12,277)	$3,006,361

Freddie Mac 2Q 2025 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2024
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,534	$5,534	$—	$—	$—	$5,534
Securities purchased under agreements to resell	Amortized cost	100,118	—	108,338	—	(8,220)	100,118
Investment securities:
Available-for-sale	FV - OCI	3,899	—	3,316	583	—	3,899
Trading	FV - NI	51,872	42,289	6,556	3,027	—	51,872
Total investment securities		55,771	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	Various(4)	15,560	—	11,943	3,764	—	15,707
Mortgage loans held-for-investment, net of allowance for credit losses	Various(5)	3,172,329	—	2,469,708	286,371	—	2,756,079
Other assets:
Guarantee assets	FV - NI	5,126	—	—	5,128	—	5,128
Derivative assets, net	FV - NI	501	9	6,387	94	(5,989)	501
Other assets(6)	Various	1,801	—	323	1,607	—	1,930
Total other assets		7,428	9	6,710	6,829	(5,989)	7,559
Total financial assets		$3,356,740	$47,832	$2,606,571	$300,574	($14,209)	$2,940,768
Financial liabilities
Debt:
Debt of consolidated trusts		$3,122,941	$—	$2,699,412	$380	$—	$2,699,792
Debt of Freddie Mac		182,008	—	187,287	3,283	(8,220)	182,350
Total debt	Various(7)	3,304,949	—	2,886,699	3,663	(8,220)	2,882,142
Other liabilities:
Guarantee obligations	Amortized cost	5,072	—	98	6,362	—	6,460
Derivative liabilities, net	FV - NI	954	—	7,116	120	(6,282)	954
Other liabilities(6)	FV - NI	23	—	701	109	—	810
Total other liabilities		6,049	—	7,915	6,591	(6,282)	8,224
Total financial liabilities		$3,310,998	$—	$2,894,614	$10,254	($14,502)	$2,890,366
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at lower-of-cost-or-fair-value and FV - NI were $2.4 billion and $3.9 billion as of June 30, 2025, respectively, and $4.2 billion and $11.4 billion as of December 31, 2024, respectively.
(5)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $4.4 billion as of June 30, 2025, respectively, and $3.2 trillion and $2.4 billion as of December 31, 2024, respectively.
(6)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(7)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $2.7 billion as of June 30, 2025, respectively, and $3.3 trillion and $2.3 billion as of December 31, 2024, respectively.

Freddie Mac 2Q 2025 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.6 - Difference Between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	June 30, 2025			December 31, 2024
(In millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Mortgage loans held-for-sale	$3,867	$3,762	$105	$11,394	$11,470	($76)
Mortgage loans held-for-investment	4,424	4,630	(206)	2,413	2,710	(297)
Debt of Freddie Mac	64	72	(8)	152	150	2
Debt of consolidated trusts	2,183	2,267	(84)	1,689	1,817	(128)
Other assets (other liabilities)	12	N/A	N/A	1	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.4 billion and $0.5 billion as of June 30, 2025 and December 31, 2024, respectively.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.7 - Changes in Fair Value Under the Fair Value Option Election

	2Q 2025	2Q 2024	YTD 2025	YTD 2024
(In millions)	Gains (Losses)		Gains (Losses)
Mortgage loans held-for-sale	$1	($21)	$228	($180)
Mortgage loans held-for-investment	20	(26)	68	(57)
Debt of Freddie Mac	20	4	31	5
Debt of consolidated trusts	(5)	(3)	(53)	6
Other assets/other liabilities	25	99	125	242
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 2Q 2025 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
Putative Securities Class Action Lawsuit: Ohio Public Employees Retirement System v. Freddie Mac, Syron, et al.

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

Freddie Mac 2Q 2025 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.
Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac, awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 2023, we recorded a $313 million accrual in other expense on our condensed consolidated statements of income for the adverse judgment. On March 20, 2024, the District Court entered final judgment. On April 17, 2024, the defendants filed a motion in the District Court requesting entry of judgment in their favor notwithstanding the jury verdict. That motion was denied on March 14, 2025. The defendants filed a notice of appeal to the U.S. Court of Appeals for the D.C. Circuit on April 11, 2025. On April 25, 2025, the individual plaintiffs and the class plaintiffs filed their own appeals to the U.S. Court of Appeals for the D.C. Circuit. Under the schedule set by the U.S. Court of Appeals for the D.C. Circuit, briefing will be completed in February 2026.

Freddie Mac 2Q 2025 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			June 30, 2025		December 31, 2024
Adjusted total assets			$3,864		$3,817
Risk-weighted assets (standardized approach)			1,114		1,118

	June 30, 2025
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$—	$89	$89	—%	8.0%	8.0%
CET1 capital	(27)	50	109	(2.4)	4.5	9.8
Tier 1 capital	(13)	67	126	(1.2)	6.0	11.3
Adjusted total capital	(13)	89	148	(1.2)	8.0	13.3
Leverage capital:
Core capital	(8)	97	97	(0.2)	2.5	2.5
Tier 1 capital	(13)	97	112	(0.3)	2.5	2.9

	December 31, 2024
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($6)	$89	$89	(0.5)%	8.0%	8.0%
CET1 capital	(32)	50	107	(2.9)	4.5	9.6
Tier 1 capital	(18)	67	124	(1.6)	6.0	11.1
Adjusted total capital	(18)	89	146	(1.6)	8.0	13.1
Leverage capital:
Core capital	(13)	95	95	(0.3)	2.5	2.5
Tier 1 capital	(18)	95	109	(0.5)	2.5	2.9
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2Q 2025 Form 10-Q	91

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
These cases include one that was filed in the U.S. Court of Federal Claims as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant: Reid and Fisher v. United States of America and Federal Home Loan Mortgage Corporation. This case was filed on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. The Court of Federal Claims dismissed the case with prejudice on September 1, 2023 and entered judgment for the defendants. On October 31, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. Plaintiffs' appeal has been fully briefed since May 22, 2024, and remains pending.
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

Freddie Mac 2Q 2025 Form 10-Q	92

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
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 2Q 2025. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2024 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 2Q 2025 Form 10-Q	93

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
Management, including the company's Interim CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. As a result of management's evaluation, our Interim CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2025, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting. Given the inherent nature of this ongoing weakness, we believe it is unlikely that we will be able to remediate this material weakness while under conservatorship.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2025
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2025 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2025 that we have not remediated.
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

Freddie Mac 2Q 2025 Form 10-Q	94

Controls and Procedures

Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 2Q 2025 have been prepared in conformity with GAAP.

Freddie Mac 2Q 2025 Form 10-Q	95

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of President and Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of President and Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

Freddie Mac 2Q 2025 Form 10-Q	96

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael T. Hutchins
Michael T. Hutchins
President and Interim Chief Executive Officer
(Principal Executive Officer)
Date: July 31, 2025

By:	/s/ James Whitlinger
James Whitlinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 31, 2025

Freddie Mac 2Q 2025 Form 10-Q	97

Form 10-Q Index

Form 10-Q Index

Freddie Mac 2Q 2025 Form 10-Q	98