Form 10-Q
period 2025-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2025-10-30
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 7, 2025, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 3Q 2025 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 3Q 2025 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2024 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2025 included in Financial Statements.
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

Freddie Mac 3Q 2025 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $2.8 billion, down 11% from 3Q 2024, primarily driven by a credit reserve build in 3Q 2025, compared to a credit reserve release in 3Q 2024.
■    Net revenues were $5.7 billion, a decrease of 2% year-over-year, primarily driven by lower non-interest income, partially offset by higher net interest income.
■    Net worth was $67.6 billion as of September 30, 2025, up from $56.4 billion as of September 30, 2024. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $137.5 billion on September 30, 2025, and will increase to $140.2 billion on December 31, 2025 based on the increase in net worth in 3Q 2025.
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $124 billion in liquidity to the mortgage market in 3Q 2025, which enabled the financing of 483,000 home purchases, refinancings, and rental units.

Freddie Mac 3Q 2025 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.6 trillion at September 30, 2025, continuing to grow at a moderate pace.
●    Our Single-Family mortgage portfolio was $3.1 trillion at September 30, 2025, up 2% year-over-year.
●    Our Multifamily mortgage portfolio was $480 billion at September 30, 2025, up 6% year-over-year.
Credit Enhancement Coverage

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

62%
62%
62%
62%
62%
$1,897
$1,914
$1,927
$1,929
$1,941
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

93%
91%
93%
92%
90%
$421
$425
$434
$431
$432
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
UPB
Percentage

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various types of credit enhancements, such as primary mortgage insurance and CRT transactions, to reduce our credit risk exposure and transfer a portion of the credit risk on certain loans in our mortgage portfolios to third parties. At September 30, 2025, we had partial credit enhancement coverage on 62% of our Single-Family mortgage portfolio and 90% of our Multifamily mortgage portfolio. See MD&A - Risk Management – Credit Risk for additional information on our credit enhancements.

Freddie Mac 3Q 2025 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
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
Single-Family

U.S. Single-Family Home Sales and House Prices
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index (seasonally adjusted rate). The 3Q 2025 new homes sales data is not yet available.

U.S. Single-Family Mortgage Originations
(UPB in billions)

Source: Freddie Mac and Fannie Mae.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. The 3Q 2025 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in trillions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 3Q 2025 U.S. single-family mortgage debt outstanding balance is not yet available.

Freddie Mac 3Q 2025 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents

Source: Moody's Analytics.

Multifamily Quarterly Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS conduit market, excluding REOs). The 3Q 2025 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 3Q 2025 U.S. multifamily mortgage debt outstanding balance is not yet available.

Freddie Mac 3Q 2025 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change				Change
(Dollars in millions)	3Q 2025	3Q 2024	$	%	YTD 2025	YTD 2024	$	%
Net interest income	$5,455	$4,999	$456	9%	$15,856	$14,686	$1,170	8%
Non-interest income	284	839	(555)	(66)	1,651	2,897	(1,246)	(43)
Net revenues	5,739	5,838	(99)	(2)	17,507	17,583	(76)	—
(Provision) benefit for credit losses	(175)	191	(366)	NM	(1,238)	(384)	(854)	(222)
Non-interest expense	(2,116)	(2,183)	67	3	(6,362)	(6,439)	77	1
Income before income tax expense	3,448	3,846	(398)	(10)	9,907	10,760	(853)	(8)
Income tax expense	(675)	(741)	66	9	(1,953)	(2,124)	171	8
Net income	2,773	3,105	(332)	(11)	7,954	8,636	(682)	(8)
Other comprehensive income (loss), net of taxes and reclassification adjustments	16	62	(46)	(74)	71	32	39	122
Comprehensive income	$2,789	$3,167	($378)	(12)%	$8,025	$8,668	($643)	(7)%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	3Q 2025	3Q 2024	$	%	YTD 2025	YTD 2024	$	%
Guarantee net interest income:
Contractual net interest income	$4,041	$3,844	$197	5%	$12,053	$11,430	$623	5%
Deferred fee income	185	188	(3)	(2)	557	533	24	5
Total guarantee net interest income	4,226	4,032	194	5	12,610	11,963	647	5
Investments net interest income	1,369	1,511	(142)	(9)	4,040	4,595	(555)	(12)
Impact on net interest income from hedge accounting	(140)	(544)	404	74	(794)	(1,872)	1,078	58
Net interest income	$5,455	$4,999	$456	9%	$15,856	$14,686	$1,170	8%
Key Drivers:
■    Guarantee net interest income
●    3Q 2025 vs. 3Q 2024 and YTD 2025 vs. YTD 2024 - Increased primarily due to continued mortgage portfolio growth in Single-Family and our Multifamily business strategy change that resulted in an increase in the volume of fully guaranteed securitizations.
■    Investments net interest income
●    3Q 2025 vs. 3Q 2024 and YTD 2025 vs. YTD 2024 - Decreased primarily due to lower income from securities purchased under agreements to resell driven by a decrease in short-term interest rates.
■    Impact on net interest income from hedge accounting
●    3Q 2025 vs. 3Q 2024 and YTD 2025 vs. YTD 2024 - Decreased due to lower expense related to debt in hedge accounting relationships.

Freddie Mac 3Q 2025 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	3Q 2025			3Q 2024
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$8,639	$70	3.16%	$9,848	$103	4.10%
Securities purchased under agreements to resell	101,119	1,136	4.49	109,863	1,511	5.50
Investment securities	83,769	932	4.45	45,616	510	4.48
Mortgage loans(1)	3,234,083	30,802	3.81	3,133,839	27,640	3.53
Other assets	3,134	35	4.36	2,624	45	6.72
Total interest-earning assets	3,430,744	32,975	3.85	3,301,790	29,809	3.62
Interest-bearing liabilities:
Debt of consolidated trusts	3,147,760	(25,072)	(3.19)	3,064,773	(22,330)	(2.91)
Debt of Freddie Mac	210,180	(2,448)	(4.65)	178,148	(2,480)	(5.56)
Total interest-bearing liabilities	3,357,940	(27,520)	(3.28)	3,242,921	(24,810)	(3.06)
Impact of net non-interest-bearing funding	72,804	—	0.07	58,869	—	0.05
Total funding of interest-earning assets	3,430,744	(27,520)	(3.21)	3,301,790	(24,810)	(3.01)
Net interest income/yield		$5,455	0.64%		$4,999	0.61%
(1)Loan fees included in net interest income were $0.3 billion during both 3Q 2025 and 3Q 2024.

	YTD 2025			YTD 2024
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,121	$222	3.21%	$11,119	$351	4.15%
Securities purchased under agreements to resell	106,372	3,562	4.47	112,825	4,636	5.48
Investment securities	71,506	2,397	4.47	42,936	1,464	4.55
Mortgage loans(1)	3,214,122	90,098	3.74	3,115,870	80,690	3.45
Other assets	2,712	109	5.29	2,339	117	6.58
Total interest-earning assets	3,403,833	96,388	3.77	3,285,089	87,258	3.55
Interest-bearing liabilities:
Debt of consolidated trusts	3,136,704	(73,623)	(3.13)	3,049,742	(65,086)	(2.85)
Debt of Freddie Mac	197,744	(6,909)	(4.65)	179,719	(7,486)	(5.55)
Total interest-bearing liabilities	3,334,448	(80,532)	(3.22)	3,229,461	(72,572)	(3.00)
Impact of net non-interest-bearing funding	69,385	—	0.07	55,628	—	0.05
Total funding of interest-earning assets	3,403,833	(80,532)	(3.15)	3,285,089	(72,572)	(2.95)
Net interest income/yield		$15,856	0.62%		$14,686	0.60%
(1)Loan fees included in net interest income were $0.9 billion during both YTD 2025 and YTD 2024.

Freddie Mac 3Q 2025 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change				Change
(Dollars in millions)	3Q 2025	3Q 2024	$	%	YTD 2025	YTD 2024	$	%
Guarantee income	$377	$487	($110)	(23)%	$1,215	$1,366	($151)	(11)%
Investment gains (losses), net	(237)	243	(480)	NM	74	1,197	(1,123)	(94)
Other income	144	109	35	32	362	334	28	8
Non-interest income	$284	$839	($555)	(66)%	$1,651	$2,897	($1,246)	(43)%
Key Drivers:
■    Guarantee income
●    3Q 2025 vs. 3Q 2024 - Decreased primarily due to less favorable fair value changes as a result of smaller declines in medium-term interest rates during 3Q 2025.
●    YTD 2025 vs. YTD 2024 - Decreased primarily due to less favorable fair value changes from prepayment rates during YTD 2025.
■    Investment gains (losses), net
●    3Q 2025 vs. 3Q 2024 - Decreased primarily due to losses in Single-Family driven by interest rate and spread changes.
●    YTD 2025 vs. YTD 2024 - Decreased primarily due to lower gains in Single-Family driven by interest rate and spread changes, as well as lower revenues from held-for-sale loan purchase and securitization activities in Multifamily due to our business strategy change.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change				Change
(Dollars in millions)	3Q 2025	3Q 2024	$	%	YTD 2025	YTD 2024	$	%
Single-Family	($118)	$99	($217)	NM	($968)	($336)	($632)	(188)%
Multifamily	(57)	92	(149)	NM	(270)	(48)	(222)	(463)
(Provision) benefit for credit losses	($175)	$191	($366)	NM	($1,238)	($384)	($854)	(222)%
Key Drivers:
■    3Q 2025 vs. 3Q 2024 - The provision for credit losses for 3Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The benefit for credit losses for 3Q 2024 was driven by a credit reserve release in Single-Family as a result of lower mortgage interest rates and a credit reserve release in Multifamily due to enhancements in the credit loss estimation process.
■    YTD 2025 vs. YTD 2024 - The provision for credit losses for YTD 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates. The provision for credit losses for YTD 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.

Freddie Mac 3Q 2025 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change				Change
(Dollars in millions)	3Q 2025	3Q 2024	$	%	YTD 2025	YTD 2024	$	%
Salaries and employee benefits	($423)	($424)	$1	—%	($1,299)	($1,265)	($34)	(3)%
Professional services, technology, and occupancy	(293)	(289)	(4)	(1)	(841)	(829)	(12)	(1)
Credit enhancement expense	(489)	(616)	127	21	(1,540)	(1,801)	261	14
Legislative and regulatory assessments:
Legislated guarantee fees expense	(750)	(732)	(18)	(2)	(2,240)	(2,184)	(56)	(3)
Affordable housing funds allocation	(53)	(48)	(5)	(10)	(134)	(118)	(16)	(14)
Regulatory assessment	(36)	(34)	(2)	(6)	(107)	(101)	(6)	(6)
Total legislative and regulatory assessments	(839)	(814)	(25)	(3)	(2,481)	(2,403)	(78)	(3)
Other expense	(72)	(40)	(32)	(80)	(201)	(141)	(60)	(43)
Non-interest expense	($2,116)	($2,183)	$67	3%	($6,362)	($6,439)	$77	1%
Key Drivers:
■    Credit enhancement expense
●    3Q 2025 vs. 3Q 2024 and YTD 2025 vs. YTD 2024 - Decreased primarily due to a lower volume of outstanding CRT transactions in Single-Family and lower losses on STACR Trust note repurchases.

Freddie Mac 3Q 2025 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	September 30, 2025	December 31, 2024	$	%
Assets:
Cash and cash equivalents	$4,624	$5,534	($910)	(16)%
Securities purchased under agreements to resell	86,334	100,118	(13,784)	(14)
Investment securities, at fair value	83,855	55,771	28,084	50
Mortgage loans held-for-sale	1,807	15,560	(13,753)	(88)
Mortgage loans held-for-investment	3,248,704	3,172,329	76,375	2
Accrued interest receivable	11,813	11,029	784	7
Deferred tax assets, net	4,727	5,018	(291)	(6)
Other assets	26,323	21,333	4,990	23
Total assets	$3,468,187	$3,386,692	$81,495	2%

Liabilities and Equity
Liabilities:
Accrued interest payable	$10,185	$9,822	$363	4%
Debt	3,379,073	3,304,949	74,124	2
Other liabilities	11,329	12,346	(1,017)	(8)
Total liabilities	3,400,587	3,327,117	73,470	2
Total equity	67,600	59,575	8,025	13
Total liabilities and equity	$3,468,187	$3,386,692	$81,495	2%
Key Drivers:
As of September 30, 2025 compared to December 31, 2024:
■    Securities purchased under agreements to resell decreased primarily due to a change in strategy to increase investments in U.S. Treasury securities.
■    Investment securities increased primarily due to the increase in purchases of U.S. Treasury securities.
■    Mortgage loans held-for-sale decreased primarily due to Multifamily designating a greater percentage of new mortgage loan purchases as held-for-investment to support increased issuances of fully guaranteed securitizations.
■    Mortgage loans held-for-investment increased primarily due to growth in our mortgage portfolio.
■    Debt increased primarily due to an increase in debt of consolidated trusts driven by growth in our mortgage portfolio.

Freddie Mac 3Q 2025 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	September 30, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$3,050,565	$95,640	$3,146,205	$3,021,161	$70,701	$3,091,862
By Freddie Mac	51,266	31,202	82,468	42,050	16,715	58,765
Total mortgage loans held-for-investment	3,101,831	126,842	3,228,673	3,063,211	87,416	3,150,627
Mortgage loans held-for-sale	1,886	272	2,158	2,984	13,265	16,249
Total mortgage loans	3,103,717	127,114	3,230,831	3,066,195	100,681	3,166,876
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,219	342,483	372,702	30,038	355,108	385,146
Other mortgage-related guarantees	7,385	10,367	17,752	7,941	10,846	18,787
Total mortgage-related guarantees	37,604	352,850	390,454	37,979	365,954	403,933
Total mortgage portfolio	$3,141,321	$479,964	$3,621,285	$3,104,174	$466,635	$3,570,809
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,068,054	$95,787	$3,163,841	$3,033,506	$70,764	$3,104,270
Issued by nonconsolidated trusts	24,756	307,818	332,574	24,470	317,611	342,081
Total guaranteed mortgage-related securities	$3,092,810	$403,605	$3,496,415	$3,057,976	$388,375	$3,446,351
Investments Portfolio

Our investments portfolio consists of our mortgage-related investments portfolio and other investments portfolio.
Mortgage-Related Investments Portfolio

The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. We are also subject to additional limitations on the size and composition of our mortgage-related investments portfolio pursuant to FHFA guidance. FHFA updates the limits on our mortgage-related investments portfolio. We are now permitted to hold no more than $40 billion in Single-Family agency MBS with all dollar limits based on UPB. FHFA has also updated the restrictions on our mortgage-related investments portfolio to permit us to invest up to $5 billion of the $40 billion Single-Family agency MBS cap in CMO securities. For additional information on the restrictions on our mortgage-related investments portfolio, see the MD&A - Conservatorship and Related Matters section in our 2024 Annual Report.

Freddie Mac 3Q 2025 Form 10-Q	11

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	September 30, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans(1)	$53,152	$31,474	$84,626	$45,034	$29,980	$75,014
Mortgage-related securities:
Investment securities	3,497	4,407	7,904	3,136	4,020	7,156
Debt of consolidated trusts	22,461	1,432	23,893	18,188	634	18,822
Total mortgage-related securities	25,958	5,839	31,797	21,324	4,654	25,978
Mortgage-related investments portfolio	$79,110	$37,313	$116,423	$66,358	$34,634	$100,992
10% of notional amount of interest-only securities			$22,399			$22,495
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			138,822			123,487
(1)Includes $34.5 billion and $30.0 billion of single-family loans that we have purchased from securitization trusts as of September 30, 2025 and December 31, 2024, respectively.
Other Investments Portfolio

The table below presents the details of the carrying value of our other investments portfolio.
Table 10 - Other Investments Portfolio

	September 30, 2025				December 31, 2024
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$3,632	$895	$97	$4,624	$4,369	$1,055	$110	$5,534
Securities purchased under agreements to resell	73,585	15,729	2,481	91,795	92,787	12,764	2,787	108,338
Non-mortgage related securities(1)	62,821	—	7,008	69,829	37,249	—	5,465	42,714
Other assets(2)	—	—	7,145	7,145	—	—	6,091	6,091
Other investments portfolio	$140,038	$16,624	$16,731	$173,393	$134,405	$13,819	$14,453	$162,677
(1)Primarily consists of U.S. Treasury securities.
(2)Primarily includes LIHTC investments and advances to lenders.

Freddie Mac 3Q 2025 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 3Q 2025 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
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

(Loan count in thousands)
Key Drivers:
■    3Q 2025 vs. 3Q 2024 and YTD 2025 vs. YTD 2024
●    New business activity increased primarily driven by an increase in refinance activity.
●    The average estimated guarantee fee rate on new acquisitions decreased primarily due to lower estimated prepayment rates and a decrease in the proportion of 30-year fixed-rate loans among new acquisitions.
●    The average loan size of new acquisitions increased during YTD 2025 compared to YTD 2024 primarily due to house price appreciation in recent periods.

Freddie Mac 3Q 2025 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate calculations include deferred fees recognized over the estimated life of the related loans based on month-end market rates for the month of acquisition. These calculations exclude the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $39 billion as of September 30, 2025.
Single-Family Mortgage Loans
(Loan count in millions)
Key Drivers:
■    September 30, 2025 vs. September 30, 2024
●    Our Single-Family mortgage portfolio was $3.1 trillion at September 30, 2025, up 2% year-over-year. The mortgage portfolio continued to grow at a moderate pace.
●    The average loan size of our Single-Family mortgage portfolio increased year-over-year primarily due to house price appreciation in recent periods, which contributed to new business acquisitions having a larger loan size compared to older vintages that continued to run off.

Freddie Mac 3Q 2025 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2025	3Q 2024	$	%	YTD 2025	YTD 2024	$	%
Net interest income	$5,047	$4,692	$355	8%	$14,698	$13,815	$883	6%
Non-interest income (loss)	(143)	364	(507)	NM	259	809	(550)	(68)
Net revenues	4,904	5,056	(152)	(3)	14,957	14,624	333	2
(Provision) benefit for credit losses	(118)	99	(217)	NM	(968)	(336)	(632)	(188)
Non-interest expense	(1,868)	(1,966)	98	5	(5,644)	(5,812)	168	3
Income before income tax expense	2,918	3,189	(271)	(8)	8,345	8,476	(131)	(2)
Income tax expense	(571)	(616)	45	7	(1,645)	(1,674)	29	2
Net income	2,347	2,573	(226)	(9)	6,700	6,802	(102)	(1)
Other comprehensive income (loss), net of taxes and reclassification adjustments	6	10	(4)	(40)	23	—	23	NM
Comprehensive income	$2,353	$2,583	($230)	(9)%	$6,723	$6,802	($79)	(1)%
Key Drivers:
■ 3Q 2025 vs. 3Q 2024
●    Net income of $2.3 billion, down 9% year-over-year.
–Net revenues were $4.9 billion, down 3% year-over-year.
◦Net interest income was $5.0 billion, up 8% year-over-year, primarily driven by continued mortgage portfolio growth and lower funding costs, partially offset by lower yields on short-term investments.
◦Non-interest loss was $0.1 billion, down from non-interest income of $0.4 billion for 3Q 2024, primarily driven by interest rate and spread changes.
–Provision for credit losses of $0.1 billion for 3Q 2025 was primarily driven by a credit reserve build attributable to new acquisitions. Benefit for credit losses of $0.1 billion for 3Q 2024 was primarily driven by a credit reserve release as a result of lower mortgage interest rates.
■    YTD 2025 vs. YTD 2024
●    Net income of $6.7 billion, down 1% year-over-year.
–Net revenues were $15.0 billion, up 2% year-over-year.
◦Net interest income was $14.7 billion, up 6% year-over-year, primarily driven by continued mortgage portfolio growth and lower funding costs, partially offset by lower yields on short-term investments.
◦Non-interest income was $0.3 billion, down from $0.8 billion for YTD 2024, primarily driven by interest rate and spread changes.
–Provision for credit losses of $1.0 billion for YTD 2025 was primarily driven by a credit reserve build attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates. Provision for credit losses of $0.3 billion for YTD 2024 was primarily driven by a credit reserve build attributable to new acquisitions.

Freddie Mac 3Q 2025 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity and Securitization Activity

New Business Activity and Units Financed(1)
(UPB in billions)
(1) Includes rental units financed by supplemental loans.
New Securitization Activity(2)
(UPB in billions) (2) Excludes resecuritizations.

Key Drivers:
■    3Q 2025 vs. 3Q 2024 and YTD 2025 vs. YTD 2024
●    New business activity increased during the 2025 periods, primarily driven by a larger multifamily originations market, coupled with the execution of our competitive strategies. Approximately 68% of the YTD 2025 activity, based on UPB, was mission-driven affordable housing, exceeding FHFA's minimum requirement of 50%.
●    A larger percentage of new business activity was designated as held-for-investment during the 2025 periods to support increased issuances of fully guaranteed securitizations.
●    Total securitization issuance UPB increased, driven by a larger average securitization pipeline.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $25.1 billion and $25.8 billion as of September 30, 2025 and September 30, 2024, respectively.

Freddie Mac 3Q 2025 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Exposure

Mortgage Portfolio
(UPB in billions)

$452
$467
$467
$466
$480
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25

Guarantee Exposure
(UPB in billions)
Key Drivers:
■    September 30, 2025 vs. September 30, 2024
●    Our mortgage portfolio increased 6% year-over-year, driven by our new business activity.
●    Our guarantee exposure increased 6% year-over-year, as our new mortgage-related security guarantees outpaced paydowns.
●    The average guarantee fee rate on our guarantee exposures increased year-over-year, primarily due to continued growth of fully guaranteed securitization issuances for which we charge higher guarantee fee rates.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $4.7 billion as of September 30, 2025, and $4.3 billion as of December 31, 2024.

Freddie Mac 3Q 2025 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2025	3Q 2024	$	%	YTD 2025	YTD 2024	$	%
Net interest income	$408	$307	$101	33%	$1,158	$871	$287	33%
Non-interest income	427	475	(48)	(10)	1,392	2,088	(696)	(33)
Net revenues	835	782	53	7	2,550	2,959	(409)	(14)
(Provision) benefit for credit losses	(57)	92	(149)	NM	(270)	(48)	(222)	(463)
Non-interest expense	(248)	(217)	(31)	(14)	(718)	(627)	(91)	(15)
Income before income tax expense	530	657	(127)	(19)	1,562	2,284	(722)	(32)
Income tax expense	(104)	(125)	21	17	(308)	(450)	142	32
Net income	426	532	(106)	(20)	1,254	1,834	(580)	(32)
Other comprehensive income (loss), net of taxes and reclassification adjustments	10	52	(42)	(81)	48	32	16	50
Comprehensive income	$436	$584	($148)	(25)%	$1,302	$1,866	($564)	(30)%
Key Drivers:
■    3Q 2025 vs. 3Q 2024
●    Net income of $0.4 billion, down 20% year-over-year.
–Net revenues were $0.8 billion, up 7% year-over-year.
◦Net interest income was $0.4 billion, up 33% year-over-year, primarily driven by our business strategy change that resulted in an increase in the volume of fully guaranteed securitizations.
◦Non-interest income was $0.4 billion, down 10% year-over-year, primarily driven by lower revenues from held-for-sale loan purchase and securitization activities due to our business strategy change, partially offset by impacts from interest-rate risk management activities.
●    Provision for credit losses was $0.1 billion for 3Q 2025, primarily driven by new loan purchase commitment and acquisition activities and deterioration in the credit performance of certain delinquent loans. The benefit for credit losses of $0.1 billion for 3Q 2024 was primarily driven by a credit reserve release due to enhancements in the credit loss estimation process.
■    YTD 2025 vs. YTD 2024
●    Net income of $1.3 billion, down 32% year-over-year.
–Net revenues were $2.6 billion, down 14% year-over-year.
◦Net interest income was $1.2 billion, up 33% year-over-year, primarily driven by our business strategy change that resulted in an increase in the volume of fully guaranteed securitizations.
◦Non-interest income was $1.4 billion, down 33% year-over-year, primarily driven by lower revenues from held-for-sale loan purchase and securitization activities due to our business strategy change, impacts from interest-rate risk management activities, and less favorable fair value changes from prepayment rates.
●    Provision for credit losses was $0.3 billion for YTD 2025, primarily driven by a credit reserve build attributable to new loan purchase commitment and acquisition activities, coupled with deterioration in the credit performance of certain delinquent loans.

Freddie Mac 3Q 2025 Form 10-Q	19

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	3Q 2025			3Q 2024			YTD 2025			YTD 2024
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$7,516	$757	$8,273	$6,760	$587	$7,347	$6,691	$548	$7,239	$6,402	$447	$6,849
Provision (benefit) for credit losses	118	57	175	(99)	(92)	(191)	968	270	1,238	336	48	384
Charge-offs	(118)	(111)	(229)	(75)	—	(75)	(405)	(116)	(521)	(367)	—	(367)
Recoveries collected	38	—	38	39	—	39	88	1	89	89	—	89
Net charge-offs	(80)	(111)	(191)	(36)	—	(36)	(317)	(115)	(432)	(278)	—	(278)
Other(1)	110	—	110	72	—	72	322	—	322	237	—	237
Ending balance	$7,664	$703	$8,367	$6,697	$495	$7,192	$7,664	$703	$8,367	$6,697	$495	$7,192

Average loans outstanding during the period(2)	$3,123,997	$110,858	$3,234,855	$3,062,970	$67,309	$3,130,279	$3,111,493	$96,379	$3,207,872	$3,045,392	$62,495	$3,107,887
Net charge-offs to average loans outstanding	—%	0.10%	0.01%	—%	—%	—%	0.01%	0.12%	0.01%	0.01%	—%	0.01%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$7,383	$507	$7,890	$6,392	$345	$6,737
Other(3)	281	196	477	305	150	455
Total ending balance	$7,664	$703	$8,367	$6,697	$495	$7,192
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
(3)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
Table 14 - Allowance for Credit Losses Ratios

	September 30, 2025			December 31, 2024
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.24%	0.43%	0.24%	0.21%	0.46%	0.21%
Non-accrual loans to total loans outstanding	0.51	0.22	0.50	0.51	0.15	0.50
Allowance for credit losses to non-accrual loans	45.82	197.28	48.19	40.11	314.40	42.25
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$7,383	$507	$7,890	$6,381	$393	$6,774
Total loans outstanding(2)	3,130,272	119,215	3,249,487	3,092,137	84,554	3,176,691
Non-accrual loans(2)	16,114	257	16,371	15,908	125	16,033
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.

Freddie Mac 3Q 2025 Form 10-Q	20

Management's Discussion and Analysis	Risk Management
■ 3Q 2025 vs. 3Q 2024 and YTD 2025 vs. YTD 2024 - The increase in charge-offs was primarily driven by a pool of Multifamily senior housing loans during 3Q 2025.
■ September 30, 2025 vs. December 31, 2024 - The balance of non-accrual loans increased 2% primarily driven by the loans in the Multifamily senior housing pool that were placed on non-accrual status and the 1% increase in the balance of non-accrual loans in Single-Family.
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
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).
Weighted Average Original DTI Ratio

Freddie Mac 3Q 2025 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased.
Table 15 - Single-Family New Business Activity

	3Q 2025		3Q 2024		YTD 2025		YTD 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$89,478	90%	$93,999	96%	$247,235	91%	$234,609	95%
15-year or less, amortizing fixed-rate	7,128	7	3,444	3	17,706	7	8,758	4
Adjustable-rate	2,822	3	800	1	5,736	2	2,384	1
Total	$99,428	100%	$98,243	100%	$270,677	100%	$245,751	100%

Percentage of purchases
DTI ratio > 45%		28%		29%		29%		30%
Original LTV ratio > 90%		24		24		24		25
Transaction type:
Guarantor swap		67		64		70		65
Cash window		33		36		30		35
Property type:
Detached single-family houses and townhouses		93		92		92		91
Condominium or co-op		7		8		8		9
Occupancy type:
Primary residence		94		93		93		93
Second home		2		2		2		2
Investment property		4		5		5		5
Loan purpose:
Purchase		82		86		81		86
Cash-out refinance		9		8		9		8
Other refinance		9		6		10		6
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

Freddie Mac 3Q 2025 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

Table 16 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	3Q 2025		3Q 2024
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$38,580	$10,080	$37,774	$9,961

CRT transactions:
STACR	20,734	610	33,282	853
ACIS	9,357	293	10,402	376
Other	815	142	776	150
Total CRT issuance	$30,906	$1,045	$44,460	$1,379

	YTD 2025		YTD 2024
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$104,473	$27,331	$97,532	$25,717

CRT transactions:
STACR	77,959	2,435	106,764	3,142
ACIS	54,935	1,745	36,251	1,269
Other	2,100	437	1,864	377
Total CRT issuance	$134,994	$4,617	$144,879	$4,788
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
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	September 30, 2025
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$675,345	21%	$179,994
STACR	1,182,571	38	26,255
ACIS	690,453	22	16,186
Other	38,662	1	10,377
Less: UPB with multiple credit enhancements and other reconciling items(5)	(646,482)	(20)	—
Single-Family mortgage portfolio - credit-enhanced	1,940,549	62	232,812
Single-Family mortgage portfolio - non-credit-enhanced	1,200,772	38	N/A
Total	$3,141,321	100%	$232,812

Freddie Mac 3Q 2025 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

	December 31, 2024
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$658,104	21%	$174,445
STACR	1,196,740	39	28,471
ACIS	754,489	24	16,474
Other	38,951	1	10,643
Less: UPB with multiple credit enhancements and other reconciling items(5)	(733,818)	(23)	—
Single-Family mortgage portfolio - credit-enhanced	1,914,466	62	230,033
Single-Family mortgage portfolio - non-credit-enhanced	1,189,708	38	N/A
Total	$3,104,174	100%	$230,033
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
Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	September 30, 2025		December 31, 2024
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	22%	1.12%	21%	1.12%
CRT and other	54	0.63	54	0.66
Non-credit-enhanced	38	0.40	38	0.43
Total	N/A	0.57	N/A	0.59
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both September 30, 2025 and December 31, 2024.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.

Freddie Mac 3Q 2025 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

Loan Characteristics and Serious Delinquency Rates
The table below contains details of the characteristics and serious delinquency rates of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics and Serious Delinquency Rates of Our Single-Family Mortgage Portfolio(1)

	September 30, 2025
(Dollars in millions)	UPB	Original Credit Score(2)	Current Credit Score(2)(3)	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2025	$228,260	757	753	77%	77%	0.03%
2024	312,479	754	751	78	75	0.41
2023	226,103	750	744	79	72	0.90
2022	373,619	746	741	76	64	0.96
2021	858,855	752	755	71	49	0.42
2020 and prior	1,142,005	750	760	73	38	0.60
Total	$3,141,321	751	754	74	53	0.57

	December 31, 2024
(Dollars in millions)	UPB	Original Credit Score (2)	Current Credit Score(2)(3)	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2024	$309,757	754	749	78%	76%	0.12%
2023	250,712	751	749	79	72	0.68
2022	399,741	746	743	76	65	0.95
2021	912,364	752	756	71	50	0.42
2020	665,137	761	768	71	43	0.25
2019 and prior	566,463	738	752	75	33	0.91
Total	$3,104,174	751	755	74	52	0.59
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
The table below presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	September 30, 2025
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)(3)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	48%	0.04%	16%	0.05%	5%	0.07%	3%	0.08%	—%	NM	72%	0.04%
700 to 739	7	0.20	3	0.18	1	0.23	2	0.18	—	NM	13	0.20
680 to 699	2	0.39	1	0.35	—	NM	1	0.41	—	NM	4	0.39
660 to 679	2	0.63	1	0.56	—	NM	—	NM	—	NM	3	0.62
620 to 659	2	1.36	1	1.33	—	NM	—	NM	—	NM	3	1.38
Less than 620	3	6.55	1	8.85	1	10.53	—	NM	—	NM	5	7.46
Total	64%	0.46	23%	0.79	7%	0.97	6%	0.89	—%	NM	100%	0.57

Freddie Mac 3Q 2025 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

	December 31, 2024
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)(3)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	50%	0.04%	16%	0.05%	4%	0.09%	2%	0.10%	—%	NM	72%	0.05%
700 to 739	9	0.22	2	0.22	2	0.25	1	0.18	—	NM	14	0.22
680 to 699	2	0.45	2	0.40	—	NM	—	NM	—	NM	4	0.44
660 to 679	2	0.73	1	0.66	—	NM	—	NM	—	NM	3	0.71
620 to 659	2	1.60	1	1.62	—	NM	—	NM	—	NM	3	1.60
Less than 620	3	7.95	1	10.62	—	NM	—	NM	—	NM	4	8.80
Total	68%	0.51	23%	0.82	6%	1.00	3%	0.75	—%	NM	100%	0.59
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

Single-Family Delinquency Rates

1.05%
1.10%
0.96%
1.04%
1.03%
0.54%
0.59%
0.59%
0.55%
0.57%
0.27%
0.31%
0.26%
0.26%
0.28%
3Q24
4Q24
1Q25
2Q25
3Q25
One month past due
Two months past due
Seriously delinquent

The percentage of loans that were one month past due decreased, while the percentage of loans that were two months past due increased, as of September 30, 2025 compared to September 30, 2024. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be

Freddie Mac 3Q 2025 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate increased to 0.57% as of September 30, 2025, compared to 0.54% as of September 30, 2024, primarily due to a higher serious delinquency rate for loans originated during 2022 and later. See Note 3 for additional information on the payment status of our single-family mortgage loans.
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
Table 21 - Single-Family Completed Loan Workout Activity

	3Q 2025		3Q 2024
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$2,029	8	$1,748	6
Loan modifications	2,598	9	1,637	7
Forbearance plans and other(1)	1,180	5	1,025	5
Total	$5,807	22	$4,410	18

	YTD 2025		YTD 2024
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$7,141	27	$6,516	24
Loan modifications	7,254	27	4,701	19
Forbearance plans and other(1)	4,176	17	3,262	14
Total	$18,571	71	$14,479	57
(1)     The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 15,000 loans in active forbearance plans and approximately 19,000 loans in other active loss mitigation activity as of September 30, 2025.
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

Freddie Mac 3Q 2025 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

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
Due to our business strategy change, we expect to primarily transfer credit risk using our MSCR and MCIP transactions rather than through subordination.
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 22 - Multifamily Mortgage Portfolio CRT Issuance

	3Q 2025		3Q 2024		YTD 2025		YTD 2024
(In millions)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)
Subordination	$1,781	$146	$6,606	$405	$16,632	$1,070	$19,666	$1,164
MSCR	10,382	234	—	—	21,956	513	8,171	190
MCIP	10,382	161	—	—	21,956	376	24,131	518
Lender risk-sharing	168	17	500	46	796	83	592	60
Less: UPB with more than one type of CRT	(10,382)	—	—	—	(21,956)	—	(24,131)	—
Total CRT issuance	$12,331	$558	$7,106	$451	$39,384	$2,042	$28,429	$1,932
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we have obtained various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type has been subordination, which is created through our senior subordinate securitization transactions. Our outstanding maximum coverage provided by subordination in nonconsolidated VIEs was $34.4 billion and $37.4 billion, as of September 30, 2025 and December 31, 2024, respectively.

Freddie Mac 3Q 2025 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 23 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	September 30, 2025		December 31, 2024
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$339,700	0.55%	$352,566	0.45%
MSCR/MCIP	82,620	0.32	62,870	0.25
Other	9,728	0.51	9,737	0.82
Total credit-enhanced	432,048	0.51	425,173	0.43
Non-credit-enhanced	47,916	0.51	41,462	0.15
Total	$479,964	0.51	$466,635	0.40
The Multifamily delinquency rate increased to 0.51% at September 30, 2025, primarily driven by an increase in delinquent floating rate loans and small balance loans. As of September 30, 2025, 90% of the delinquent loans in the Multifamily mortgage portfolio have some form of credit enhancement coverage.
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 24 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	September 30, 2025		December 31, 2024
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$241	—%	$11,856	—%
Mortgage loans held-for-investment:
Held by Freddie Mac	27,528	0.25	14,589	0.33
Held by consolidated trusts	16,517	1.06	12,125	0.11
Other mortgage-related guarantees	3,630	—	2,892	—
Total	$47,916	0.51	$41,462	0.15
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both September 30, 2025 and December 31, 2024.
Counterparty Credit Risk

Single-Family Sellers and Servicers

On October 1, 2025, Rocket Companies, Inc., the parent company of Rocket Mortgage LLC, announced that it had completed its acquisition of Mr. Cooper Group Inc. As a result of the acquisition, we anticipate that our Single-Family servicing concentration with entities controlled by Rocket Companies will increase.
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

Freddie Mac 3Q 2025 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

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
Table 25 - Duration Gap and PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	September 30, 2025				December 31, 2024
	Duration Gap	PVS-YC	PVS-L		Duration Gap	PVS-YC	PVS-L
(Dollars in millions, duration gap in months)		25 bps	50 bps	100 bps		25 bps	50 bps	100 bps
Interest-rate risk related to:
Financial instruments primarily funded by debt	0.4	$2	$39	$82	0.3	$—	$6	($28)
All other financial instruments(1)	16.8	37	547	1,139	0.2	1	5	10
Total	4.1	$36	$586	$1,221	0.3	$2	$11	($18)
PVS		$36	$586	$1,221		$2	$11	$—
(1)The UPB was $73 billion as of September 30, 2025 and $64 billion as of December 31, 2024.
Table 26 - Duration Gap and PVS Results

	3Q 2025			3Q 2024
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	3.2	$34	$439	0.1	$4	$3
Minimum	2.7	25	385	(0.5)	—	—
Maximum	4.1	45	589	0.3	10	37
Standard deviation	0.3	4	62	0.2	2	8

	YTD 2025			YTD 2024
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	2.3	$25	$295	0.1	$3	$1
Minimum	—	1	—	(0.5)	—	—
Maximum	4.1	45	589	0.3	10	37
Standard deviation	1.2	13	165	0.1	1	4
When managing interest-rate risk related to financial instruments not funded primarily by debt, we also consider the overall income sensitivity attributable to these instruments, which we believe is an appropriate measure as we are targeting duration to reduce our long-term income volatility. We estimate income attributable to these instruments over a 12-month period, assuming the balance of these financial instruments stays constant. The estimate includes coupon interest income and expense, amortization income and expense, fair value changes, and the impact from our overall hedge accounting program. We then parallel shock rates up and down 100 bps to determine the volatility in income.

Freddie Mac 3Q 2025 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

The table below presents the change in estimated income post-tax due to the impact of a parallel shift in rates on financial instruments not primarily funded by debt over the next 12 months relative to the baseline scenario.
Table 27 - Income Sensitivity on Financial Instruments Not Primarily Funded by Debt

(In millions)	September 30, 2025	September 30, 2024
+100 bps rate shift	$377	$481
- 100 bps rate shift	(299)	(481)
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivatives portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 28 - PVS-L Results Before Derivatives and After Derivatives

(In millions)	September 30, 2025	December 31, 2024
PVS-L (50 bps):
Before derivatives	$3,125	$2,006
After derivatives	586	11
Effect of derivatives	(2,539)	(1,995)
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

Freddie Mac 3Q 2025 Form 10-Q	31

Management's Discussion and Analysis	Risk Management

Table 29 - GAAP Fair Value Sensitivity to Changes in Interest Rates

(In millions)	September 30, 2025	September 30, 2024
Interest rate scenarios(1)
Parallel yield curve shifts:
+100 bps	$58	$52
-100 bps	(58)	(52)
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	163	217
-100 bps	(163)	(217)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(105)	(165)
-100 bps	105	165
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

Freddie Mac 3Q 2025 Form 10-Q	32

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Primary Sources of Liquidity

The table below lists the sources of our liquidity, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 30 - Liquidity Sources

(In millions)	September 30, 2025(1)	December 31, 2024(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$140,038	$134,405	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage-Related Investments Portfolio	29,903	24,144	The portion of our mortgage-related securities that can be pledged or sold for liquidity purposes. The amount of cash we may be able to raise from these activities may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.3 billion and $5.1 billion as of September 30, 2025 and December 31, 2024, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for additional information about our other investments portfolio.
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

Freddie Mac 3Q 2025 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The table below lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 31 - Funding Sources

(In millions)	September 30, 2025(1)	December 31, 2024(1)	Description
Debt of Freddie Mac	$203,609	$182,008	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,175,464	3,122,941	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 32 - Debt of Freddie Mac Activity

	3Q 2025		3Q 2024
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$21,366	4.31%	$8,453	5.39%
Issuances	40,389	4.22	43,219	5.24
Repayments	—	—	—	—
Maturities	(23,264)	4.33	(37,830)	5.38
Total short-term debt	38,491	4.20	13,842	4.93

Long-term:
Beginning balance	176,782	3.76	160,039	3.47
Issuances	40,190	4.42	40,093	5.14
Repayments	(29,327)	4.85	(26,838)	5.60
Maturities	(18,722)	1.56	(8,762)	2.72
Total long-term debt	168,923	3.97	164,532	3.57
Total debt of Freddie Mac, net	$207,414	4.02%	$178,374	3.68%

Freddie Mac 3Q 2025 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources

	YTD 2025		YTD 2024
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$14,716	4.59%	$6,031	5.39%
Issuances	124,447	4.28	75,922	5.29
Repayments	—	—	—	—
Maturities	(100,672)	4.36	(68,111)	5.36
Total short-term debt	38,491	4.20	13,842	4.93

Long-term:
Beginning balance	172,942	3.65	168,009	3.31
Issuances	92,326	4.58	69,976	5.31
Repayments	(64,413)	4.98	(50,780)	5.62
Maturities	(31,932)	1.95	(22,673)	2.41
Total long-term debt	168,923	3.97	164,532	3.57
Total debt of Freddie Mac, net	$207,414	4.02%	$178,374	3.68%
(1)Average rate is weighted based on par value.
As of September 30, 2025, our aggregate indebtedness pursuant to the Purchase Agreement was $207.4 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Maturity and Redemption Dates
The table below presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date includes callable debt at its earliest call date, and the contractual maturity date includes both callable debt and non-callable debt as of their respective maturity dates.
Table 33 - Maturity and Redemption Dates

	As of September 30, 2025		As of December 31, 2024
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$83,909	$159,976	$62,951	$138,053
1 year through 2 years	43,186	31,792	45,007	36,281
2 years through 3 years	23,378	3,440	20,068	370
3 years through 4 years	6,822	1,245	8,307	345
4 years through 5 years	31,088	995	28,579	2,055
Thereafter	18,295	9,230	21,423	9,231
STACR and SCR debt(2)	736	736	1,324	1,324
Total debt of Freddie Mac	$207,414	$207,414	$187,659	$187,659
(1)As of September 30, 2025 and December 31, 2024, excludes $5.5 billion and $8.2 billion, respectively, of payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets.
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

Freddie Mac 3Q 2025 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt of consolidated trusts.
Table 34 - Debt of Consolidated Trusts Activity

(In millions)	3Q 2025	3Q 2024	YTD 2025	YTD 2024
Beginning balance	$3,120,601	$3,026,859	$3,085,981	$2,999,893
Issuances	142,389	131,023	393,059	330,318
Repayments and extinguishments	(122,482)	(105,257)	(338,532)	(277,586)
Ending balance	3,140,508	3,052,625	3,140,508	3,052,625
Unamortized premiums and discounts	34,956	39,515	34,956	39,515
Debt of consolidated trusts	$3,175,464	$3,092,140	$3,175,464	$3,092,140
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased from $4.9 billion as of September 30, 2024 to $4.6 billion as of September 30, 2025.

Freddie Mac 3Q 2025 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 35 - Net Worth Activity

(In millions)	3Q 2025	3Q 2024	YTD 2025	YTD 2024
Beginning balance	$64,811	$53,223	$59,575	$47,722
Comprehensive income	2,789	3,167	8,025	8,668
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$67,600	$56,390	$67,600	$56,390

Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	137,459	125,871	137,459	125,871
ERCF

For a description of our capital requirements under the ERCF, including the amended provisions, see the MD&A - Regulation and Supervision section in our 2024 Annual Report.
Capital Metrics
The table below presents the components of our regulatory capital.
Table 36 - Regulatory Capital Components

(In millions)	September 30, 2025	December 31, 2024
Total equity	$67,600	$59,575
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(19,157)	(27,182)
Less: Deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	4,845	5,123
Common equity Tier 1 capital	(24,002)	(32,305)
Add: Preferred stock	14,109	14,109
Tier 1 capital	(9,893)	(18,196)
Tier 2 capital adjustments	—	—
Adjusted total capital	($9,893)	($18,196)
The table below presents the components of our statutory capital.
Table 37 - Statutory Capital Components

(In millions)	September 30, 2025	December 31, 2024
Total equity	$67,600	$59,575
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	44	(27)
Core capital	(5,092)	(13,046)
General allowance for foreclosure losses(1)	8,367	7,239
Total capital	$3,275	($5,807)
(1)Represents our allowance for credit losses.

Freddie Mac 3Q 2025 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 38 - Capital Metrics Under ERCF

(In billions)	September 30, 2025	December 31, 2024
Adjusted total assets	$3,885	$3,817
Risk-weighted assets (standardized approach):
Credit risk	1,038	988
Market risk	61	58
Operational risk	73	72
Total risk-weighted assets	$1,172	$1,118

(In billions)	September 30, 2025	December 31, 2024
Stress capital buffer	$29	$28
Stability capital buffer	30	29
Countercyclical capital buffer amount	—	—
PCCBA	$59	$57
PLBA	$15	$14

	September 30, 2025
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$94	N/A	$94	$3	($91)
CET1 capital	53	$59	112	(24)	(136)
Tier 1 capital	70	59	129	(10)	(139)
Adjusted total capital	94	59	153	(10)	(163)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	0.3%	(7.7)%
CET1 capital	4.5	5.1%	9.6	(2.0)	(11.6)
Tier 1 capital	6.0	5.1	11.1	(0.8)	(11.9)
Adjusted total capital	8.0	5.1	13.1	(0.8)	(13.9)
Leverage capital amounts:
Core capital	$97	N/A	$97	($5)	($102)
Tier 1 capital	97	$15	112	(10)	(122)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.1)%	(2.6)%
Tier 1 capital	2.5	0.4%	2.9	(0.3)	(3.2)

Freddie Mac 3Q 2025 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2024
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$89	N/A	$89	($6)	($95)
CET1 capital	50	$57	107	(32)	(139)
Tier 1 capital	67	57	124	(18)	(142)
Adjusted total capital	89	57	146	(18)	(164)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(0.5)%	(8.5)%
CET1 capital	4.5	5.1%	9.6	(2.9)	(12.5)
Tier 1 capital	6.0	5.1	11.1	(1.6)	(12.7)
Adjusted total capital	8.0	5.1	13.1	(1.6)	(14.7)
Leverage capital amounts:
Core capital	$95	N/A	$95	($13)	($108)
Tier 1 capital	95	$14	109	(18)	(127)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.3)%	(2.8)%
Tier 1 capital	2.5	0.4%	2.9	(0.5)	(3.4)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At September 30, 2025, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 3Q 2025 Form 10-Q	39

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 39 - Forecasted House Price Growth Rates

	September 30, 2025	December 31, 2024
12-Month Forward	0.7%	2.7%
13- to 24-Month Forward	0.9	3.3

Freddie Mac 3Q 2025 Form 10-Q	40

Management's Discussion and Analysis	Regulation and Supervision

REGULATION AND SUPERVISION
In addition to FHFA’s oversight as our Conservator, we are subject to regulation and supervision by FHFA under our Charter and the GSE Act, and regulation by certain other government agencies. FHFA has the authority to direct changes to our processes and require us to take or refrain from actions that may affect our business. Additionally, regulatory activities by other government agencies can indirectly impact us, even if we are not directly subject to their regulation or oversight. For example, changes in regulations affecting the purchase or servicing of mortgages can impact our operations.
Federal Housing Finance Agency
From time to time, FHFA in its power both as our Conservator and regulator has rescinded or modified certain guidance, directives, and other requirements affecting the Enterprises. FHFA may continue modifying, rescinding, or withdrawing, or changing its approach to implementation and enforcement of, guidance, directives, and other requirements relating to the Enterprises. The impact of these and any similar future actions taken by FHFA are uncertain at this time.
2025 Dodd-Frank Stress Test Results

FHFA requires the Enterprises to conduct annual stress tests to assess capital adequacy under FHFA's rule implementing the Dodd-Frank Act. In August 2024, FHFA temporarily waived the requirement that we publish our 2024 stress test results. On August 15, 2025, we published on our website the results of the severely adverse scenarios for 2024 and 2025. Those results, and those of previous years, can be found at www.freddiemac.com/investors/resources.
Low Income Housing Tax Credits Investments

In August, FHFA announced that it had doubled the amount of equity that we can invest in LIHTC properties from $1 billion to $2 billion each year and designated certain requirements for the level of those investments that should be dedicated to transactions that have difficulty attracting investments, including those that meet the needs of Duty to Serve rural markets.
Proposed Affordable Housing Goals for 2026-2028

In October 2025, FHFA published a proposed rule that would establish affordable housing goals for the Enterprises for 2026 through 2028. The proposed rule also combines the two subgoals for low-income census tracts and minority census tracts into a single low-income areas subgoal.
Affordable Housing Goal Results

In October 2025, FHFA informed us that we achieved all of our single-family and multifamily goals and subgoals for 2024. Our performance on the goals for 2024 and 2023, as determined by FHFA, is set forth in the table below.
Table 40 - 2024 and 2023 Affordable Housing Goals Results

	2024			2023
Affordable Housing Goals	Benchmark Level	Market Level	Results	Benchmark Level	Market Level	Results
Single-Family:
Low-income home purchase goal	28%	25.5%	26.6%	28%	26.3%	28.5%
Very low-income home purchase goal	7	6.0	6.1	7	6.5	6.8
Low-income areas home purchase goal(1)	19	27.9	28.0	20	28.1	29.5
Minority census tracts home purchase subgoal	10	11.9	12.0	10	12.2	13.2
Low-income census tracts home purchase subgoal	4	9.9	9.2	4	9.8	9.4
Low-income refinance goal	26	34.8	33.0	26	40.3	43.2
Multifamily:
Low-income goal	61%	N/A	65.3%	61%	N/A	67.1%
Very low-income subgoal	12	N/A	15.3	12	N/A	20.6
Small multifamily (5-50 units) low-income subgoal	2.5	N/A	3.4	2.5	N/A	4.1
(1)The low-income areas home purchase goal benchmark level is the sum of (1) the minority census tracts home purchase subgoal, (2) the low-income census tracts home purchase subgoal, and (3) a disaster areas increment set in accordance with existing practice. Each year, FHFA notifies Freddie Mac by letter of the disaster areas increment for that year only. The disaster areas increment for 2024 was set at 5% and 6% for 2023.

Freddie Mac 3Q 2025 Form 10-Q	41

Management's Discussion and Analysis	Forward-Looking Statements

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

Freddie Mac 3Q 2025 Form 10-Q	42

Management's Discussion and Analysis	Forward-Looking Statements

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
■ Changes in the practices or performance of loan originators, servicers, property managers, investors, insurers, and other participants in the secondary mortgage market including as a result of the use and/or regulation of AI technologies or other emerging technologies;
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

Freddie Mac 3Q 2025 Form 10-Q	43

Financial Statements

Financial Statements

Freddie Mac 3Q 2025 Form 10-Q	44

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	3Q 2025	3Q 2024	YTD 2025	YTD 2024
Net interest income
Interest income	$32,975	$29,809	$96,388	$87,258
Interest expense	(27,520)	(24,810)	(80,532)	(72,572)
Net interest income	5,455	4,999	15,856	14,686

Non-interest income
Guarantee income	377	487	1,215	1,366
Investment gains (losses), net	(237)	243	74	1,197
Other income	144	109	362	334
Non-interest income	284	839	1,651	2,897
Net revenues	5,739	5,838	17,507	17,583

(Provision) benefit for credit losses	(175)	191	(1,238)	(384)

Non-interest expense
Salaries and employee benefits	(423)	(424)	(1,299)	(1,265)
Professional services, technology, and occupancy	(293)	(289)	(841)	(829)
Credit enhancement expense	(489)	(616)	(1,540)	(1,801)
Legislative and regulatory assessments	(839)	(814)	(2,481)	(2,403)
Other expense	(72)	(40)	(201)	(141)
Non-interest expense	(2,116)	(2,183)	(6,362)	(6,439)

Income before income tax expense	3,448	3,846	9,907	10,760
Income tax expense	(675)	(741)	(1,953)	(2,124)
Net income	2,773	3,105	7,954	8,636
Other comprehensive income (loss), net of taxes and reclassification adjustments	16	62	71	32
Comprehensive income	$2,789	$3,167	$8,025	$8,668

Net income	$2,773	$3,105	$7,954	$8,636
Amounts attributable to senior preferred stock	(2,789)	(3,167)	(8,025)	(8,668)
Net income (loss) attributable to common stockholders	($16)	($62)	($71)	($32)
Net income (loss) per common share	$0.00	($0.02)	($0.02)	($0.01)
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2025 Form 10-Q	45

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2025	2024
Assets
Cash and cash equivalents (includes $992 and $1,165 of restricted cash and cash equivalents)	$4,624	$5,534
Securities purchased under agreements to resell	86,334	100,118
Investment securities, at fair value	83,855	55,771
Mortgage loans held-for-sale (includes $0 and $11,394 at fair value)	1,807	15,560
Mortgage loans held-for-investment (net of allowance for credit losses of $7,890 and $6,774 and includes $7,107 and $2,413 at fair value)	3,248,704	3,172,329
Accrued interest receivable	11,813	11,029
Deferred tax assets, net	4,727	5,018
Other assets (includes $6,048 and $5,870 at fair value)	26,323	21,333
Total assets	$3,468,187	$3,386,692
Liabilities and equity
Liabilities
Accrued interest payable	$10,185	$9,822
Debt (includes $5,697 and $2,339 at fair value)	3,379,073	3,304,949
Other liabilities (includes $729 and $978 at fair value)	11,329	12,346
Total liabilities	3,400,587	3,327,117
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $137,459 and $129,038)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(15,316)	(23,270)
AOCI, net of taxes, related to:
Available-for-sale securities	126	66
Other	(82)	(93)
AOCI, net of taxes	44	(27)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	67,600	59,575
Total liabilities and equity	$3,468,187	$3,386,692
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents (includes $895 and $1,055 of restricted cash and cash equivalents)	$895	$1,056
Securities purchased under agreements to resell	15,729	12,764
Investment securities, at fair value	35	1
Mortgage loans held-for-investment, net	3,167,302	3,114,937
Accrued interest receivable	10,557	9,900
Other assets	8,593	5,881
Total assets of consolidated VIEs	$3,203,111	$3,144,539
Liabilities
Accrued interest payable	$9,114	$8,469
Debt	3,175,464	3,122,941
Total liabilities of consolidated VIEs	$3,184,578	$3,131,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2025 Form 10-Q	46

Financial Statements	Condensed Consolidated Statements of Equity
FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Senior preferred stock
Balance at beginning of period and September 30	$72,648	$72,648	$72,648	$72,648
Preferred stock, at redemption value
Balance at beginning of period and September 30	14,109	14,109	14,109	14,109
Common stock, at par value
Balance at beginning of period and September 30	—	—	—	—
Retained earnings
Balance at beginning of period	(18,089)	(29,597)	(23,270)	(35,128)
Net income	2,773	3,105	7,954	8,636
Balance at September 30	(15,316)	(26,492)	(15,316)	(26,492)
AOCI, net of tax
Balance at beginning of period	28	(52)	(27)	(22)
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $3 million, $18 million, $16 million, and $10 million, respectively)	13	66	60	38
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $0 million, $1 million, $0 million, and $1 million, respectively)	—	(5)	—	(3)
Other (net of taxes of $1 million, $0 million, $3 million, and $1 million, respectively)	3	1	11	(3)
Balance at September 30	44	10	44	10
Treasury stock, at cost
Balance at beginning of period and September 30	(3,885)	(3,885)	(3,885)	(3,885)
Total equity	$67,600	$56,390	$67,600	$56,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2025 Form 10-Q	47

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2025	YTD 2024
Net cash provided by (used in) operating activities	$16,795	$7,527
Cash flows from investing activities
Investment securities:
Purchases	(74,585)	(67,229)
Proceeds from sales	40,915	58,878
Proceeds from maturities and repayments	3,895	7,188
Mortgage loans acquired held-for-investment:
Purchases	(118,732)	(101,439)
Proceeds from sales	2,593	2,351
Proceeds from repayments	230,251	199,400
Advances under secured lending arrangements	(99,028)	(77,138)
Net (increase) decrease in securities purchased under agreements to resell	16,582	173
Cash flows related to derivatives	(1,234)	1,029
Other, net	(624)	(11)
Net cash provided by (used in) investing activities	33	23,202
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	205,725	172,208
Repayments and redemptions	(240,143)	(200,316)
Borrowings with original maturity of more than three months:
Proceeds from issuance	121,427	72,396
Repayments	(111,234)	(78,012)
Net increase (decrease) in:
Borrowings with original maturity of three months or less	9,250	9,975
Securities sold under agreements to repurchase	(2,759)	(8,135)
Other, net	(4)	(7)
Net cash provided by (used in) financing activities	(17,738)	(31,891)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(910)	(1,162)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	5,534	6,019
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$4,624	$4,857

Supplemental cash flow information
Cash paid for:
Debt interest	$83,386	$74,239
Income taxes	1,800	2,650
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2025 Form 10-Q	48

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 3Q 2025 Form 10-Q	49

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	December 31, 2025	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disaggregated disclosures for certain expense categories.	December 31, 2026	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 3Q 2025 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	September 30, 2025
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,695	$165	$495	$30,219	$24,756
Resecuritization products(2)	5,491	73	584	99,228	99,228
CRT products(3)	—	97	148	25,569	6
Total Single-Family	7,186	335	1,227	155,016	123,990
Multifamily:
Securitization products(4)	5,644	5,244	3,886	342,483	307,818
CRT products(3)	—	30	19	2,157	18
Total Multifamily	5,644	5,274	3,905	344,640	307,836
Other	—	7	5	66	416
Total	$12,830	$5,616	$5,137	$499,722	$432,242

Freddie Mac 3Q 2025 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2024
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,633	$157	$458	$30,038	$24,470
Resecuritization products(2)	5,159	69	701	104,120	104,120
CRT products(3)	—	89	171	27,224	7
Total Single-Family	6,792	315	1,330	161,382	128,597
Multifamily:
Securitization products(4)	5,263	5,171	4,374	355,108	317,611
CRT products(3)	—	29	15	1,738	22
Total Multifamily	5,263	5,200	4,389	356,846	317,633
Other	—	7	5	79	472
Total	$12,055	$5,522	$5,724	$518,307	$446,702
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
(4)    Includes total assets of $1.1 billion as of September 30, 2025 and $0.7 billion as of December 31, 2024 related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.
Investments in Low Income Housing Tax Credits

We invest in LIHTC partnerships to support and preserve the supply of affordable housing. These investments do not provide us with a controlling financial interest in the underlying partnerships and we therefore do not consolidate these entities. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $4.7 billion as September 30, 2025 and $4.3 billion as of December 31, 2024.

Freddie Mac 3Q 2025 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	September 30, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$1,886	$272	$2,158	$2,984	$13,265	$16,249
Cost basis and fair value adjustments, net	(323)	(28)	(351)	(586)	(103)	(689)
Total held-for-sale loans, net	1,563	244	1,807	2,398	13,162	15,560
Held-for-investment UPB	3,101,831	126,842	3,228,673	3,063,211	87,416	3,150,627
Cost basis and fair value adjustments, net(1)	28,441	(520)	27,921	28,926	(450)	28,476
Allowance for credit losses	(7,383)	(507)	(7,890)	(6,381)	(393)	(6,774)
Total held-for-investment loans, net(2)	3,122,889	125,815	3,248,704	3,085,756	86,573	3,172,329
Total mortgage loans, net	$3,124,452	$126,059	$3,250,511	$3,088,154	$99,735	$3,187,889
(1)Includes ($0.3) billion and ($0.7) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes $7.1 billion and $2.4 billion of multifamily held-for-investment loans for which we have elected the fair value option as of September 30, 2025 and December 31, 2024, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	3Q 2025	3Q 2024	YTD 2025	YTD 2024
Single-Family:
Purchases:
Held-for-investment loans	$99,428	$98,243	$270,677	$245,751
Sales of held-for-sale loans(1)	707	658	1,962	1,657
Multifamily:
Purchases:
Held-for-investment loans	24,522	7,867	37,099	14,283
Held-for-sale loans	195	6,028	7,722	19,068
Sales of held-for-sale loans(2)	1,781	6,606	16,632	19,671
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 3Q 2025 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	3Q 2025			3Q 2024
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$610	$20	$—	$428	$14	$—
Held-for-sale to held-for-investment(2)	96	9	6	78	6	5
Multifamily reclassifications from:
Held-for-investment to held-for-sale	99	—	(5)	404	1	(14)
Held-for-sale to held-for-investment(2)	130	—	—	38	—	1

	YTD 2025			YTD 2024
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,575	$28	$—	$1,495	$29	$—
Held-for-sale to held-for-investment(2)	436	37	25	171	14	14
Multifamily reclassifications from:
Held-for-investment to held-for-sale	916	2	(35)	1,245	12	(58)
Held-for-sale to held-for-investment(2)	336	(1)	5	785	—	10
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	September 30, 2025	June 30, 2025	3Q 2025	YTD 2025
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,430	$15,376	$43	$204
15-year or less, amortizing fixed-rate	462	480	1	4
Adjustable-rate and other	222	242	1	3
Total Single-Family	16,114	16,098	45	211
Total Multifamily	257	179	1	2
Total Single-Family and Multifamily	$16,371	$16,277	$46	$213

Freddie Mac 3Q 2025 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	September 30, 2024	June 30, 2024	3Q 2024	YTD 2024
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,985	$11,773	$35	$167
15-year or less, amortizing fixed-rate	477	439	1	5
Adjustable-rate and other	230	230	1	4
Total Single-Family	13,692	12,442	37	176
Total Multifamily	114	110	1	2
Total Single-Family and Multifamily	$13,806	$12,552	$38	$178
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
Table 3.5 - Accrued Interest Receivable and Related Charge-Offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-Offs
(In millions)	September 30, 2025	December 31, 2024	3Q 2025	3Q 2024	YTD 2025	YTD 2024
Single-Family loans	$10,376	$9,776	($65)	($59)	($189)	($151)
Multifamily loans	530	431	—	—	(3)	(1)
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

Freddie Mac 3Q 2025 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	September 30, 2025
	Year of Origination						Total
(In millions)	2025	2024	2023	2022	2021	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$31,201	$49,491	$40,479	$111,301	$557,772	$954,964	$1,745,208
> 60 to 80	77,774	117,879	99,438	169,173	192,354	44,321	700,939
> 80 to 90	42,573	68,018	56,412	47,015	9,745	1,120	224,883
> 90 to 100	57,901	61,175	18,500	11,044	1,253	255	150,128
> 100	441	2,346	1,751	1,683	119	81	6,421
Total 20- and 30-year or more, amortizing fixed-rate	209,890	298,909	216,580	340,216	761,243	1,000,741	2,827,579
Current-year gross charge-offs(1)	—	12	29	55	47	169	312
15-year or less, amortizing fixed-rate
≤ 60	6,607	6,035	4,075	20,279	99,483	117,707	254,186
> 60 to 80	6,283	4,757	2,200	2,292	394	25	15,951
> 80 to 90	1,341	795	164	66	4	—	2,370
> 90 to 100	712	168	16	9	—	—	905
> 100	6	5	—	—	—	—	11
Total 15-year or less, amortizing fixed-rate	14,949	11,760	6,455	22,646	99,881	117,732	273,423
Current-year gross charge-offs(1)	—	—	—	—	1	2	3
Adjustable-rate and other
≤ 60	1,022	377	420	1,741	3,175	10,911	17,646
> 60 to 80	2,410	973	1,208	2,224	533	166	7,514
> 80 to 90	1,095	530	646	618	18	10	2,917
> 90 to 100	835	257	167	147	4	3	1,413
> 100	2	3	14	21	—	2	42
Total adjustable-rate and other	5,364	2,140	2,455	4,751	3,730	11,092	29,532
Current-year gross charge-offs(1)	—	—	—	—	1	1	2
Total for all loan product types by current LTV ratio:
≤ 60	38,830	55,903	44,974	133,321	660,430	1,083,582	2,017,040
> 60 to 80	86,467	123,609	102,846	173,689	193,281	44,512	724,404
> 80 to 90	45,009	69,343	57,222	47,699	9,767	1,130	230,170
> 90 to 100	59,448	61,600	18,683	11,200	1,257	258	152,446
> 100	449	2,354	1,765	1,704	119	83	6,474
Total Single-Family loans	$230,203	$312,809	$225,490	$367,613	$864,854	$1,129,565	$3,130,534
Total current-year gross charge-offs(1)	$—	$12	$29	$55	$49	$172	$317

Freddie Mac 3Q 2025 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2024
	Year of Origination						Total
(In millions)	2024	2023	2022	2021	2020	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,642	$42,978	$109,174	$566,114	$544,209	$465,059	$1,775,176
> 60 to 80	125,634	106,407	182,774	225,774	48,905	9,859	699,353
> 80 to 90	52,612	69,714	61,282	10,650	813	311	195,382
> 90 to 100	70,104	20,274	8,820	949	124	74	100,345
> 100	168	435	777	59	19	56	1,514
Total 20- and 30-year or more, amortizing fixed-rate	296,160	239,808	362,827	803,546	594,070	475,359	2,771,770
Full-year gross charge-offs(1)	1	10	40	45	35	222	353
15-year or less, amortizing fixed-rate
≤ 60	5,664	4,353	21,308	110,094	85,662	52,305	279,386
> 60 to 80	5,326	3,012	3,986	927	44	7	13,302
> 80 to 90	856	338	103	7	—	—	1,304
> 90 to 100	377	19	10	—	—	—	406
> 100	2	—	—	—	—	—	2
Total 15-year or less, amortizing fixed-rate	12,225	7,722	25,407	111,028	85,706	52,312	294,400
Full-year gross charge-offs(1)	—	—	1	1	1	2	5
Adjustable-rate and other
≤ 60	384	438	1,793	3,355	1,338	11,123	18,431
> 60 to 80	1,065	1,309	2,457	661	49	139	5,680
> 80 to 90	466	766	767	17	1	12	2,029
> 90 to 100	241	150	112	2	—	3	508
> 100	—	2	11	—	—	1	14
Total adjustable-rate and other	2,156	2,665	5,140	4,035	1,388	11,278	26,662
Full-year gross charge-offs(1)	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	53,690	47,769	132,275	679,563	631,209	528,487	2,072,993
> 60 to 80	132,025	110,728	189,217	227,362	48,998	10,005	718,335
> 80 to 90	53,934	70,818	62,152	10,674	814	323	198,715
> 90 to 100	70,722	20,443	8,942	951	124	77	101,259
> 100	170	437	788	59	19	57	1,530
Total Single-Family loans	$310,541	$250,195	$393,374	$918,609	$681,164	$538,949	$3,092,832
Total full-year gross charge-offs(1)	$1	$10	$41	$47	$36	$225	$360
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 3Q 2025 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	September 30, 2025
	Year of Origination							Total
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans
Category:
Pass	$35,161	$28,772	$13,655	$16,010	$7,190	$13,652	$2,145	$116,585
Special mention	—	36	184	177	110	479	—	986
Substandard	—	50	225	617	281	471	—	1,644
Doubtful	—	—	—	—	—	—	—	—
Total	$35,161	$28,858	$14,064	$16,804	$7,581	$14,602	$2,145	$119,215

	December 31, 2024
	Year of Origination							Total
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans
Category:
Pass	$27,713	$14,471	$16,548	$7,179	$6,201	$7,921	$2,426	$82,459
Special mention	50	76	239	39	86	327	—	817
Substandard	—	29	444	329	200	276	—	1,278
Doubtful	—	—	—	—	—	—	—	—
Total	$27,763	$14,576	$17,231	$7,547	$6,487	$8,524	$2,426	$84,554
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	September 30, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,780,088	$25,622	$6,920	$14,949	$2,827,579	$562
15-year or less, amortizing fixed-rate	271,525	1,208	242	448	273,423	5
Adjustable-rate and other	28,957	282	76	217	29,532	31
Total Single-Family	3,080,570	27,112	7,238	15,614	3,130,534	598
Total Multifamily	118,849	47	62	257	119,215	198
Total Single-Family and Multifamily	$3,199,419	$27,159	$7,300	$15,871	$3,249,749	$796

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,722,336	$27,090	$7,588	$14,756	$2,771,770	$465
15-year or less, amortizing fixed-rate	292,207	1,404	291	498	294,400	5
Adjustable-rate and other	26,019	309	101	233	26,662	33
Total Single-Family	3,040,562	28,803	7,980	15,487	3,092,832	503
Total Multifamily	84,288	60	80	126	84,554	75
Total Single-Family and Multifamily	$3,124,850	$28,863	$8,060	$15,613	$3,177,386	$578

Freddie Mac 3Q 2025 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both September 30, 2025 and December 31, 2024.
(2)Includes $3.5 billion and $2.6 billion of single-family loans that were in the process of foreclosure as of September 30, 2025 and December 31, 2024, respectively.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,347	$2,183	$253	$7,783	0.3%
15-year or less, amortizing fixed-rate	172	1	—	173	0.1
Adjustable-rate and other	57	5	1	63	0.2
Total Single-Family loan restructurings	$5,576	$2,189	$254	$8,019	0.3

	3Q 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,597	$1,533	$25	$7,155	0.3%
15-year or less, amortizing fixed-rate	213	—	—	213	0.1
Adjustable-rate and other	57	3	1	61	0.2
Total Single-Family loan restructurings	$5,867	$1,536	$26	$7,429	0.2

	YTD 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,759	$6,073	$623	$21,455	0.8%
15-year or less, amortizing fixed-rate	496	2	—	498	0.2
Adjustable-rate and other	138	13	2	153	0.5
Total Single-Family loan restructurings	$15,393	$6,088	$625	$22,106	0.7

Freddie Mac 3Q 2025 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,370	$4,256	$44	$17,670	0.6%
15-year or less, amortizing fixed-rate	526	—	—	526	0.2
Adjustable-rate and other	137	9	1	147	0.5
Total Single-Family loan restructurings	$14,033	$4,265	$45	$18,343	0.6
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in the trial period modification plans was $3.5 billion and $2.0 billion as of September 30, 2025 and September 30, 2024, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $2.0 billion and $6.8 billion related to payment deferral plans for 3Q 2025 and YTD 2025, respectively, compared to $1.7 billion and $6.1 billion for 3Q 2024 and YTD 2024, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.5%	146	$27
15-year or less, amortizing fixed-rate	NM	39	11
Adjustable-rate and other	0.9	165	18

	3Q 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.5%	168	$16
15-year or less, amortizing fixed-rate	—	10	9
Adjustable-rate and other	1.1	255	12

Freddie Mac 3Q 2025 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	151	$23
15-year or less, amortizing fixed-rate	NM	38	11
Adjustable-rate and other	0.8	166	15

	YTD 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	168	$16
15-year or less, amortizing fixed-rate	—	10	13
Adjustable-rate and other	1.0	235	13
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,128	$832	$69	$2,029
15-year or less, amortizing fixed-rate	29	—	—	29
Adjustable-rate and other	7	2	—	9
Total Single-Family	$1,164	$834	$69	$2,067

	3Q 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,166	$544	$5	$1,715
15-year or less, amortizing fixed-rate	44	—	—	44
Adjustable-rate and other	13	—	—	13
Total Single-Family	$1,223	$544	$5	$1,772

Freddie Mac 3Q 2025 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,703	$1,808	$96	$4,607
15-year or less, amortizing fixed-rate	75	—	—	75
Adjustable-rate and other	20	3	—	23
Total Single-Family	$2,798	$1,811	$96	$4,705

	YTD 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,516	$1,144	$11	$3,671
15-year or less, amortizing fixed-rate	86	—	—	86
Adjustable-rate and other	26	1	—	27
Total Single-Family	$2,628	$1,145	$11	$3,784
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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	September 30, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,293	$3,551	$2,008	$6,602	$26,454
15-year or less, amortizing fixed-rate	339	88	49	173	649
Adjustable-rate and other	81	22	15	68	186
Total Single-Family	$14,713	$3,661	$2,072	$6,843	$27,289

	September 30, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$10,808	$3,161	$1,932	$5,602	$21,503
15-year or less, amortizing fixed-rate	307	98	63	190	658
Adjustable-rate and other	83	25	18	53	179
Total Single-Family	$11,198	$3,284	$2,013	$5,845	$22,340

Freddie Mac 3Q 2025 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Non-Cash Investing and Financing Activities

During YTD 2025 and YTD 2024, we acquired $190.2 billion and $160.6 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $98.4 billion and $76.0 billion of loans held-for-investment from sellers during YTD 2025 and YTD 2024, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2025 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	September 30, 2025
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,219	$24,756	$450	40
Other mortgage-related guarantees	7,385	7,385	103	27
Total Single-Family mortgage-related guarantees	37,604	32,141	553
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	342,483	307,818	3,805	35
Other mortgage-related guarantees	10,367	10,355	340	33
Total Multifamily mortgage-related guarantees	352,850	318,173	4,145
Guarantees of Fannie Mae securities	99,228	99,228	—	36
Other	66	416	—	30

	December 31, 2024
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,038	$24,470	$413	39
Other mortgage-related guarantees	7,941	7,941	127	27
Total Single-Family mortgage-related guarantees	37,979	32,411	540
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	355,108	317,611	4,219	35
Other mortgage-related guarantees	10,846	10,831	364	34
Total Multifamily mortgage-related guarantees	365,954	328,442	4,583
Guarantees of Fannie Mae securities	104,120	104,120	—	37
Other	79	472	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $1.1 billion and $0.7 billion as of September 30, 2025 and December 31, 2024, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $1.9 billion and $2.0 billion as of September 30, 2025 and December 31, 2024, respectively.

Freddie Mac 3Q 2025 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	September 30, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$33,351	$2,088	$798	$1,367	$37,604
Multifamily	350,704	166	205	1,775	352,850
Total	$384,055	$2,254	$1,003	$3,142	$390,454

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$33,454	$2,183	$852	$1,490	$37,979
Multifamily	363,983	335	117	1,519	365,954
Total	$397,437	$2,518	$969	$3,009	$403,933
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
The table below presents our other off-balance sheet credit exposures.
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	September 30, 2025	December 31, 2024
Mortgage loan purchase commitments(1)	$20,178	$12,416
Unsettled securities purchased under agreements to resell, net(2)	22,315	10,650
Other commitments(3)	3,875	4,248
Total	$46,368	$27,314
(1)Includes $2.0 billion of commitments for which we have elected the fair value option as of December 31, 2024. The commitments for which we have elected the fair value option as of September 30, 2025 were not material. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $1.5 billion and $0.4 billion of unsettled securities sold under agreements to repurchase as of September 30, 2025 and December 31, 2024.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 3Q 2025 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	3Q 2025			3Q 2024			YTD 2025			YTD 2024
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$7,516	$757	$8,273	$6,760	$587	$7,347	$6,691	$548	$7,239	$6,402	$447	$6,849
Provision (benefit) for credit losses	118	57	175	(99)	(92)	(191)	968	270	1,238	336	48	384
Charge-offs	(118)	(111)	(229)	(75)	—	(75)	(405)	(116)	(521)	(367)	—	(367)
Recoveries collected	38	—	38	39	—	39	88	1	89	89	—	89
Other(1)	110	—	110	72	—	72	322	—	322	237	—	237
Ending balance	$7,664	$703	$8,367	$6,697	$495	$7,192	$7,664	$703	$8,367	$6,697	$495	$7,192

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$7,383	$507	$7,890	$6,392	$345	$6,737
Other(2)	281	196	477	305	150	455
Total ending balance	$7,664	$703	$8,367	$6,697	$495	$7,192
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    3Q 2025 vs. 3Q 2024 - The provision for credit losses for 3Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The benefit for credit losses for 3Q 2024 was driven by a credit reserve release in Single-Family as a result of lower mortgage interest rates and a credit reserve release in Multifamily due to enhancements in the credit loss estimation process.
■    YTD 2025 vs. YTD 2024 - The provision for credit losses for YTD 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates. The provision for credit losses for YTD 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.

Freddie Mac 3Q 2025 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	September 30, 2025	December 31, 2024
Trading securities	$80,214	$51,872
Available-for-sale securities	3,641	3,899
Total fair value of investment securities	$83,855	$55,771
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	September 30, 2025	December 31, 2024
Mortgage-related securities	$10,385	$9,158
Non-mortgage-related securities	69,829	42,714
Total fair value of trading securities	$80,214	$51,872
The table below provides details of our net trading gains (losses) recognized during the periods presented.
Table 6.3 - Net Trading Gains (Losses)

(In millions)	3Q 2025	3Q 2024	YTD 2025	YTD 2024
Net trading gains (losses)	$63	$993	$638	$794
Less: Net trading gains (losses) on securities sold	42	238	62	131
Net trading gains (losses) related to securities still held at period end	$21	$755	$576	$663
Available-for-Sale Securities

At both September 30, 2025 and December 31, 2024, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.4 - Available-for-Sale Securities

	September 30, 2025
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,053	$13	($49)	$3,017	$6
Other mortgage-related securities	430	210	(16)	624	4
Total available-for-sale securities	$3,483	$223	($65)	$3,641	$10

Freddie Mac 3Q 2025 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

	December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,528	$4	($100)	$3,432	$7
Other mortgage-related securities	287	194	(14)	467	3
Total available-for-sale securities	$3,815	$198	($114)	$3,899	$10
The fair value of our available-for-sale securities held at September 30, 2025 scheduled to contractually mature after ten years was $1.5 billion, with an additional $1.1 billion scheduled to contractually mature after five years through ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	September 30, 2025
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$73	$—	$1,973	($49)
Other mortgage-related securities	20	—	32	(16)
Total available-for-sale securities in a gross unrealized loss position	$93	$—	$2,005	($65)

	December 31, 2024
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$448	($6)	$2,198	($95)
Other mortgage-related securities	33	—	31	(13)
Total available-for-sale securities in a gross unrealized loss position	$481	($6)	$2,229	($108)
At September 30, 2025, the gross unrealized losses relate to 119 securities.
The table below summarizes the total proceeds, gross realized gains, and gross realized losses from sales of available-for-sale securities.
Table 6.6 - Total Proceeds, Gross Realized Gains, and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	3Q 2025	3Q 2024	YTD 2025	YTD 2024
Gross realized gains	$—	$5	1	$8
Gross realized losses	—	—	(1)	(12)
Net realized gains (losses)	$—	$5	$—	($4)
Total proceeds	$49	$260	$846	$1,097
Non-Cash Investing and Financing Activities

During YTD 2025 and YTD 2024, we derecognized $1.5 billion and $2.0 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.
During 3Q 2025, we sold $0.2 billion of non-mortgage-related securities that were traded, but not settled at September 30, 2025. We settled our sale obligations during 4Q 2025.

Freddie Mac 3Q 2025 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	September 30, 2025	December 31, 2024
Debt of consolidated trusts	$3,175,464	$3,122,941
Debt of Freddie Mac:
Short-term debt	38,255	14,675
Long-term debt	165,354	167,333
Total debt of Freddie Mac	203,609	182,008
Total debt	$3,379,073	$3,304,949
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	September 30, 2025				December 31, 2024
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2025 - 2061	$2,749,270	$2,782,307	3.52%	2025 - 2061	$2,701,936	$2,736,057	3.34%
15-year or less, fixed-rate	2025 - 2040	271,006	274,170	2.44	2025 - 2040	291,054	294,875	2.30
Adjustable-rate and other	2025 - 2055	25,857	26,110	4.45	2025 - 2055	22,861	23,224	4.42
Total Single-Family		3,046,133	3,082,587			3,015,851	3,054,156
Multifamily	2025 - 2055	94,375	92,877	3.79	2025 - 2054	70,130	68,785	3.58
Total debt of consolidated trusts		$3,140,508	$3,175,464			$3,085,981	$3,122,941
(1)Includes $5.5 billion and $2.0 billion as of September 30, 2025 and December 31, 2024, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 3.18% and 3.01% as of September 30, 2025 and December 31, 2024, respectively.
Short-Term Debt

The table below summarizes the balances and effective interest rates for our short-term debt (debt with original maturities of one year or less).
Table 7.3 - Short-Term Debt(1)

(Dollars in millions)	September 30, 2025	December 31, 2024
Par value	$38,491	$14,716
Carrying amount	38,255	14,675
Weighted average effective rate	4.20%	4.59%
(1)Includes $1.0 billion of callable debt as of September 30, 2025. There was no callable debt as of December 31, 2024.

Freddie Mac 3Q 2025 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	September 30, 2025				December 31, 2024
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Fixed-rate(3)	2025 - 2054	$102,819	$100,558	3.32%	2025 - 2054	$130,965	$126,815	3.09%
Variable-rate(4)	2025 - 2035	60,620	60,610	4.86	2025 - 2034	35,906	35,893	5.16
Zero-coupon	2025 - 2039	4,748	3,406	6.27	2025 - 2039	4,748	3,254	6.22
Other(5)	2028 - 2053	736	780	10.22	2025 - 2053	1,324	1,371	10.90
Total long-term debt		$168,923	$165,354	3.97		$172,943	$167,333	3.65
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.2 billion and $0.3 billion at September 30, 2025 and December 31, 2024, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected. Includes hedge-related basis adjustments.
(2)Based on carrying amount. Excludes hedge-related basis adjustments.
(3)Includes $95.0 billion and $112.6 billion of callable debt as of September 30, 2025 and December 31, 2024, respectively.
(4)Includes $0.8 billion and $1.3 billion of callable debt as of September 30, 2025 and December 31, 2024, respectively.
(5)Includes STACR debt notes, SCR debt notes, and IO debt.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes contractual maturities of long-term debt securities at September 30, 2025.
Table 7.5 - Contractual Maturities of Long-Term Debt(1)

(In millions)	Par Value
2025	$16,143
2026	44,058
2027	32,996
2028	20,596
2029	9,091
Thereafter	45,303
Total	$168,187
(1)Excludes $0.7 billion of STACR debt notes and $0.1 billion of SCR debt notes. Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty.

Freddie Mac 3Q 2025 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	September 30, 2025			December 31, 2024
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$504,376	$1,079	($370)	$382,761	$1,512	($340)
Written options	41,680	—	(1,544)	33,117	—	(1,826)
Purchased options(1)	127,370	3,929	—	126,750	4,649	—
Futures	53,671	—	—	165,894	—	—
Total interest-rate risk management derivatives	727,097	5,008	(1,914)	708,522	6,161	(2,166)
Mortgage commitment derivatives	61,613	28	(16)	37,407	26	(40)
CRT-related derivatives(2)	27,726	—	(167)	28,962	—	(186)
Other	27,741	79	(516)	20,505	94	(695)
Total derivatives not designated as hedges	844,177	5,115	(2,613)	795,396	6,281	(3,087)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	134,209	185	(2,475)	159,086	209	(4,149)
Total derivatives designated as fair value hedges	134,209	185	(2,475)	159,086	209	(4,149)
Receivables (payables)		26	(56)		91	—
Netting adjustments(3)		(4,368)	4,415		(6,080)	6,282
Total derivatives portfolio, net	$978,386	$958	($729)	$954,482	$501	($954)
(1)Includes swaptions on credit indices with a notional or contractual amount of $6.4 billion and $6.8 billion at September 30, 2025 and December 31, 2024, respectively, and a fair value of $1.0 million at both September 30, 2025 and December 31, 2024.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 3Q 2025 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivatives Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	September 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$5,204	($4,388)	$6,360	($6,315)
Cleared and exchange-traded derivatives	15	(44)	74	—
Mortgage commitment derivatives	28	(29)	53	(40)
Other	79	(683)	94	(881)
Total derivatives	5,326	(5,144)	6,581	(7,236)
Counterparty netting	(3,044)	3,044	(3,906)	3,906
Cash collateral netting(1)	(1,324)	1,371	(2,174)	2,376
Net amount presented in the condensed consolidated balance sheets	958	(729)	501	(954)
Gross amount not offset in the condensed consolidated balance sheets(2)	(761)	6	(190)	11
Net amount	$197	($723)	$311	($943)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	3Q 2025	3Q 2024	YTD 2025	YTD 2024
Interest-rate risk management derivatives:
Swaps	$108	($425)	($307)	($27)
Written options	127	223	347	174
Purchased options	(372)	(511)	(729)	(213)
Futures	(20)	(475)	(196)	68
Total interest-rate risk management derivatives fair value gains (losses)	(157)	(1,188)	(885)	2
Mortgage commitment derivatives	(239)	(415)	(422)	(343)
CRT-related derivatives(1)	10	39	26	47
Other	69	194	231	31
Total derivatives not designated as hedges fair value gains (losses)	($317)	($1,370)	($1,050)	($263)
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 3Q 2025 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Hedge Accounting

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	3Q 2025		3Q 2024
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$32,975	($27,520)	$29,809	($24,810)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	347	—	2,049	—
Derivatives designated as hedging instruments	(312)	—	(2,039)	—
Interest accruals on hedging instruments	194	—	227	—
Discontinued hedge related basis adjustments amortization	67	—	44	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(473)	—	(1,869)
Derivatives designated as hedging instruments	—	481	—	1,876
Interest accruals on hedging instruments	—	(428)	—	(824)
Discontinued hedge related basis adjustment amortization	—	(11)	—	(1)
Total impact of fair value hedge accounting	$296	($431)	$281	($818)

	YTD 2025		YTD 2024
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$96,388	($80,532)	$87,258	($72,572)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	1,370	—	820	—
Derivatives designated as hedging instruments	(1,425)	—	(926)	—
Interest accruals on hedging instruments	446	—	701	—
Discontinued hedge related basis adjustments amortization	203	—	160	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(1,881)	—	(2,246)
Derivatives designated as hedging instruments	—	1,903	—	2,268
Interest accruals on hedging instruments	—	(1,372)	—	(2,627)
Discontinued hedge related basis adjustment amortization	—	(23)	—	(5)
Total impact of fair value hedge accounting	$594	($1,373)	$755	($2,610)

Freddie Mac 3Q 2025 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	September 30, 2025
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,098,249	($2,336)	($262)	($2,074)	$43,348	$8,435
Debt	(78,921)	2,182	—	15	—	—

	December 31, 2024
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,117,060	($3,909)	($695)	($3,214)	$56,394	$12,070
Debt	(107,241)	4,050	—	19	—	—

Freddie Mac 3Q 2025 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	September 30, 2025		December 31, 2024
(In millions)	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase
Gross amount recognized	$91,795	($5,461)	$108,338	($8,220)
Amount offset in the condensed consolidated balance sheets	(5,461)	5,461	(8,220)	8,220
Net amount presented in the condensed consolidated balance sheets	86,334	—	100,118	—
Gross amount not offset in the condensed consolidated balance sheets(1)	(86,334)	—	(100,118)	—
Net amount	$—	$—	$—	$—
(1)For securities purchased under agreements to resell, includes $91.8 billion and $104.9 billion of collateral that we had the right to repledge as of September 30, 2025 and December 31, 2024, respectively. We did not repledge collateral as of September 30, 2025 or December 31, 2024.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

(In millions)	September 30, 2025	December 31, 2024
Overnight and continuous	$4,714	$—
30 days or less	—	8,220
After 30 days through 90 days	747	—
Greater than 90 days	—	—
Total	$5,461	$8,220
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge, and for regulatory requirements.
Table 9.3 - Collateral in the Form of Securities Pledged

(In millions)	September 30, 2025	December 31, 2024
Trading securities	$10,428	$9,559
Other assets	249	—
Total	$10,677	$9,559

Freddie Mac 3Q 2025 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	3Q 2025	3Q 2024	3Q 2024	YTD 2025	YTD 2024
Interest income
Mortgage loans	$30,802	$27,640		$90,098	$80,690
Investment securities	932	510		2,397	1,464
Securities purchased under agreements to resell	1,136	1,511		3,562	4,636
Other	105	148		331	468
Total interest income	32,975	29,809		96,388	87,258
Interest expense
Debt of consolidated trusts	(25,072)	(22,330)		(73,623)	(65,086)
Debt of Freddie Mac:
Short-term debt	(382)	(205)		(818)	(721)
Long-term debt	(2,066)	(2,275)		(6,091)	(6,765)
Total interest expense	(27,520)	(24,810)		(80,532)	(72,572)
Net interest income	5,455	4,999		15,856	14,686
(Provision) benefit for credit losses	(175)	191		(1,238)	(384)
Net interest income after (provision) benefit for credit losses	$5,280	$5,190		$14,618	$14,302

Freddie Mac 3Q 2025 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	3Q 2025			3Q 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$31,421	$1,554	$32,975	$28,765	$1,044	$29,809
Interest expense	(26,374)	(1,146)	(27,520)	(24,073)	(737)	(24,810)
Net interest income	5,047	408	5,455	4,692	307	4,999
Non-interest income
Guarantee income	20	357	377	23	464	487
Investment gains (losses), net	(252)	15	(237)	282	(39)	243
Other income	89	55	144	59	50	109
Non-interest income	(143)	427	284	364	475	839
Net revenues	4,904	835	5,739	5,056	782	5,838
(Provision) benefit for credit losses	(118)	(57)	(175)	99	92	191
Non-interest expense
Administrative expense(1)	(549)	(167)	(716)	(558)	(155)	(713)
Credit enhancement expense	(439)	(50)	(489)	(575)	(41)	(616)
Legislative and regulatory assessments	(821)	(18)	(839)	(801)	(13)	(814)
Other expense	(59)	(13)	(72)	(32)	(8)	(40)
Non-interest expense	(1,868)	(248)	(2,116)	(1,966)	(217)	(2,183)
Income before income tax expense	2,918	530	3,448	3,189	657	3,846
Income tax expense	(571)	(104)	(675)	(616)	(125)	(741)
Net income	2,347	426	2,773	2,573	532	3,105
Other comprehensive income (loss), net of taxes and reclassification adjustments	6	10	16	10	52	62
Comprehensive income	$2,353	$436	$2,789	$2,583	$584	$3,167

Freddie Mac 3Q 2025 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	YTD 2025			YTD 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$92,108	$4,280	$96,388	$84,277	$2,981	$87,258
Interest expense	(77,410)	(3,122)	(80,532)	(70,462)	(2,110)	(72,572)
Net interest income	14,698	1,158	15,856	13,815	871	14,686
Non-interest income
Guarantee income	76	1,139	1,215	68	1,298	1,366
Investment gains (losses), net	(49)	123	74	531	666	1,197
Other income	232	130	362	210	124	334
Non-interest income	259	1,392	1,651	809	2,088	2,897
Net revenues	14,957	2,550	17,507	14,624	2,959	17,583
(Provision) benefit for credit losses	(968)	(270)	(1,238)	(336)	(48)	(384)
Non-interest expense
Administrative expense(1)	(1,647)	(493)	(2,140)	(1,640)	(454)	(2,094)
Credit enhancement expense	(1,394)	(146)	(1,540)	(1,678)	(123)	(1,801)
Legislative and regulatory assessments	(2,441)	(40)	(2,481)	(2,368)	(35)	(2,403)
Other expense	(162)	(39)	(201)	(126)	(15)	(141)
Non-interest expense	(5,644)	(718)	(6,362)	(5,812)	(627)	(6,439)
Income before income tax expense	8,345	1,562	9,907	8,476	2,284	10,760
Income tax expense	(1,645)	(308)	(1,953)	(1,674)	(450)	(2,124)
Net income	6,700	1,254	7,954	6,802	1,834	8,636
Other comprehensive income (loss), net of taxes and reclassification adjustments	23	48	71	—	32	32
Comprehensive income	$6,723	$1,302	$8,025	$6,802	$1,866	$8,668
(1)Includes salaries and employee benefits and professional services, technology, and occupancy.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	September 30, 2025	December 31, 2024
Single-Family	$3,141,321	$3,104,174
Multifamily	479,964	466,635
Total segment assets	3,621,285	3,570,809
Reconciling items(1)	(153,098)	(184,117)
Total assets per condensed consolidated balance sheets	$3,468,187	$3,386,692

(1)Reconciling items include (1) assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and (2) assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 3Q 2025 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	September 30, 2025
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$920,864	29%	0.44%
Northeast	725,192	23	0.59
Southeast	560,111	18	0.64
Southwest	474,951	15	0.60
North Central	459,885	15	0.57
Total	$3,141,003	100%	0.57
State:
California	$511,341	16%	0.44
Texas	227,931	7	0.67
Florida	212,506	7	0.78
New York	137,394	4	0.83
Illinois	117,596	4	0.69
All other	1,934,235	62	0.53
Total	$3,141,003	100%	0.57
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

Freddie Mac 3Q 2025 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	September 30, 2025
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$121,413	25%	0.91%
West	113,995	24	0.21
Southeast	99,082	21	0.14
Southwest	95,813	20	0.58
North Central	49,661	10	0.79
Total	$479,964	100%	0.51
State(3):
California	$61,303	13%	0.33
Texas	60,245	13	0.54
Florida	42,141	9	0.13
New York	38,682	8	2.23
Georgia	20,349	4	0.22
All other	257,244	53	0.37
Total	$479,964	100%	0.51
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

Freddie Mac 3Q 2025 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2025
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,922	$719	$—	$3,641
Trading:
Mortgage-related securities	—	7,318	3,067	—	10,385
Non-mortgage-related securities	69,582	247	—	—	69,829
Total trading securities	69,582	7,565	3,067	—	80,214
Total investment securities	69,582	10,487	3,786	—	83,855
Mortgage loans held-for-sale	—	—	—	—	—
Mortgage loans held-for-investment	—	6,030	1,077	—	7,107
Other assets:
Guarantee assets	—	—	4,871	—	4,871
Derivative assets, net	10	5,211	79	(4,342)	958
Other assets	—	—	219	—	219
Total other assets	10	5,211	5,169	(4,342)	6,048
Total assets carried at fair value on a recurring basis	$69,592	$21,728	$10,032	($4,342)	$97,010
Liabilities:
Debt:
Debt of consolidated trusts	$—	$5,469	$25	$—	$5,494
Debt of Freddie Mac	—	130	73	—	203
Total debt	—	5,599	98	—	5,697
Other liabilities:
Derivative liabilities, net	1	5,038	49	(4,359)	729
Total liabilities carried at fair value on a recurring basis	$1	$10,637	$147	($4,359)	$6,426

Freddie Mac 3Q 2025 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,316	$583	$—	$3,899
Trading:
Mortgage-related securities	—	6,131	3,027	—	9,158
Non-mortgage-related securities	42,289	425	—	—	42,714
Total trading securities	42,289	6,556	3,027	—	51,872
Total investment securities	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	—	10,099	1,295	—	11,394
Mortgage loans held-for-investment	—	1,572	841	—	2,413
Other assets:
Guarantee assets	—	—	5,126	—	5,126
Derivative assets, net	9	6,387	94	(5,989)	501
Other assets	—	24	219	—	243
Total other assets	9	6,411	5,439	(5,989)	5,870
Total assets carried at fair value on a recurring basis	$42,298	$27,954	$11,185	($5,989)	$75,448
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,996	$17	$—	$2,013
Debt of Freddie Mac	—	241	85	—	326
Total debt	—	2,237	102	—	2,339
Other liabilities:
Derivative liabilities, net	—	7,116	120	(6,282)	954
Other liabilities	—	5	19	—	24
Total other liabilities	—	7,121	139	(6,282)	978
Total liabilities carried at fair value on a recurring basis	$—	$9,358	$241	($6,282)	$3,317
(1)     Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.

Freddie Mac 3Q 2025 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	3Q 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at July 1, 2025	$3,762	$—	$984	$5,341	$170
Total realized/unrealized gains/losses(1)
Included in earnings	(88)	—	(66)	26	(14)
Included in other comprehensive income	4	—	—	—	—
Purchases	248	—	—	(7)	—
Issues	—	—	—	50	12
Sales	—	—	—	(6)	—
Settlements, net	(63)	—	(14)	(235)	(21)
Transfers into Level 3	—	—	279	—	—
Transfers out of Level 3	(77)	—	(106)	—	—
Balance at September 30, 2025	$3,786	$—	$1,077	$5,169	$147
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of September 30, 2025(2)	$16	$—	($67)	$26	($14)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of September 30, 2025	3	—	—	—	—

	YTD 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2025	$3,610	$1,295	$841	$5,439	$241
Total realized/unrealized gains/losses(1)
Included in earnings	(148)	3	(61)	172	(81)
Included in other comprehensive income	16	—	—	—	—
Purchases	460	32	—	(17)	—
Issues	—	—	—	359	15
Sales	—	—	—	(14)	—
Settlements, net	(152)	—	(83)	(770)	(27)
Transfers into Level 3	—	—	581	—	17
Transfers out of Level 3(3)	—	(1,330)	(201)	—	(18)
Balance at September 30, 2025	$3,786	$—	$1,077	$5,169	$147
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of September 30, 2025(2)	$189	$—	($69)	$172	($81)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of September 30, 2025	13	—	—	—	—

Freddie Mac 3Q 2025 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2024
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at July 1, 2024	$3,612	$627	$776	$5,457	$577
Total realized/unrealized gains/losses(1)
Included in earnings	34	28	10	136	(55)
Included in other comprehensive income	11	—	—	—	—
Purchases	219	356	—	6	3
Issues	—	—	—	163	15
Sales	—	(276)	—	(6)	—
Settlements, net	(50)	—	(22)	(251)	(4)
Transfers into Level 3	—	—	161	—	—
Transfers out of Level 3	(10)	—	—	—	(356)
Balance at September 30, 2024	$3,816	$735	$925	$5,505	$180
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of September 30, 2024(2)	$156	$18	$12	$132	($58)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of September 30, 2024	9	—	—	—	—

	YTD 2024
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2024	$3,449	$896	$473	$5,519	$496
Total realized/unrealized gains/losses(1)
Included in earnings	(183)	22	(42)	278	(41)
Included in other comprehensive income	5	—	—	—	—
Purchases	714	1,038	—	(6)	9
Issues	—	—	—	414	54
Sales	—	(1,048)	—	(13)	—
Settlements, net	(159)	(1)	(76)	(687)	(13)
Transfers into Level 3	—	35	592	—	—
Transfers out of Level 3	(10)	(207)	(22)	—	(325)
Balance at September 30, 2024	$3,816	$735	$925	$5,505	$180
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of September 30, 2024(2)	$185	$19	($41)	$273	($49)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of September 30, 2024	4	—	—	—	—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2025 and September 30, 2024, respectively.
(3)Transfers out of level 3 during YTD 2025 were primarily driven by a decline in the significance of the unobservable inputs for certain multifamily loans.

Freddie Mac 3Q 2025 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2025
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,507	External pricing sources	Price	$0.0 - $3,529.4	$85.0
	1,279	Other
Mortgage loans held-for-investment	1,077	External pricing sources	Price	$21.7 - $106.1	$87.0
Other assets	4,565	Discounted cash flows	OAS	17 - 1,660 bps	49 bps
	604	Other
Total Level 3 assets	$10,032
Liabilities
Total Level 3 liabilities	$147

	December 31, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,344	External pricing sources	Price	$0.0 - $3,652.7	$99.1
	1,266	Other
Mortgage loans held-for-sale	1,295	External pricing sources	Price	$87.8 - $104.4	$96.4
Mortgage loans held-for-investment	841	External pricing sources	Price	$29.2 - $100.0	$83.1
Other assets	4,816	Discounted cash flows	OAS	17 - 3,500 bps	48 bps
	623	Other
Total Level 3 assets	$11,185
Liabilities
Total Level 3 liabilities	$241
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
Assets Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

(In millions)	September 30, 2025	December 31, 2024
Mortgage loans:(1)
Level 1	$—	$—
Level 2	241	303
Level 3(2)	989	1,474
Total	$1,230	$1,777
(1)Includes loans that are classified as held-for-investment where we recognize credit losses, either through an allowance for credit losses or charge-off, based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost. The valuation date for certain items may occur during the period and not at period end.
(2)The predominant valuation technique used for Level 3 non-recurring fair value measurement at both September 30, 2025 and December 31, 2024 was external pricing sources. The unobservable inputs included a range of $19.7 - $105.0 and weighted average of $83.5 at September 30, 2025 and a range of $74.1 - $100.4 and weighted average of $82.3 at December 31, 2024.

Freddie Mac 3Q 2025 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.5 - Fair Value of Financial Instruments

		September 30, 2025
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$4,624	$4,624	$—	$—	$—	$4,624
Securities purchased under agreements to resell	Amortized cost	86,334	—	91,795	—	(5,461)	86,334
Investment securities:
Available-for-sale	FV - OCI	3,641	—	2,922	719	—	3,641
Trading	FV - NI	80,214	69,582	7,565	3,067	—	80,214
Total investment securities		83,855	69,582	10,487	3,786	—	83,855
Mortgage loans held-for-sale	Various(4)	1,807	—	266	1,629	—	1,895
Mortgage loans held-for-investment, net of allowance for credit losses	Various(5)	3,248,704	—	2,571,055	373,346	—	2,944,401
Other assets:
Guarantee assets	FV - NI	4,871	—	—	4,873	—	4,873
Derivative assets, net	FV - NI	958	10	5,211	79	(4,342)	958
Other assets(6)	Various	2,442	—	605	2,275	—	2,880
Total other assets		8,271	10	5,816	7,227	(4,342)	8,711
Total financial assets		$3,433,595	$74,216	$2,679,419	$385,988	($9,803)	$3,129,820
Financial liabilities
Debt:
Debt of consolidated trusts		$3,175,464	$—	$2,867,883	$379	$—	$2,868,262
Debt of Freddie Mac		203,609	—	206,304	3,472	(5,461)	204,315
Total debt	Various(7)	3,379,073	—	3,074,187	3,851	(5,461)	3,072,577
Other liabilities:
Guarantee obligations	Amortized cost	4,680	—	93	6,167	—	6,260
Derivative liabilities, net	FV - NI	729	1	5,038	49	(4,359)	729
Other liabilities(6)	FV - NI	—	—	157	85	—	242
Total other liabilities		5,409	1	5,288	6,301	(4,359)	7,231
Total financial liabilities		$3,384,482	$1	$3,079,475	$10,152	($9,820)	$3,079,808

Freddie Mac 3Q 2025 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2024
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,534	$5,534	$—	$—	$—	$5,534
Securities purchased under agreements to resell	Amortized cost	100,118	—	108,338	—	(8,220)	100,118
Investment securities:
Available-for-sale	FV - OCI	3,899	—	3,316	583	—	3,899
Trading	FV - NI	51,872	42,289	6,556	3,027	—	51,872
Total investment securities		55,771	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	Various(4)	15,560	—	11,943	3,764	—	15,707
Mortgage loans held-for-investment, net of allowance for credit losses	Various(5)	3,172,329	—	2,469,708	286,371	—	2,756,079
Other assets:
Guarantee assets	FV - NI	5,126	—	—	5,128	—	5,128
Derivative assets, net	FV - NI	501	9	6,387	94	(5,989)	501
Other assets(6)	Various	1,801	—	323	1,607	—	1,930
Total other assets		7,428	9	6,710	6,829	(5,989)	7,559
Total financial assets		$3,356,740	$47,832	$2,606,571	$300,574	($14,209)	$2,940,768
Financial liabilities
Debt:
Debt of consolidated trusts		$3,122,941	$—	$2,699,412	$380	$—	$2,699,792
Debt of Freddie Mac		182,008	—	187,287	3,283	(8,220)	182,350
Total debt	Various(7)	3,304,949	—	2,886,699	3,663	(8,220)	2,882,142
Other liabilities:
Guarantee obligations	Amortized cost	5,072	—	98	6,362	—	6,460
Derivative liabilities, net	FV - NI	954	—	7,116	120	(6,282)	954
Other liabilities(6)	FV - NI	23	—	701	109	—	810
Total other liabilities		6,049	—	7,915	6,591	(6,282)	8,224
Total financial liabilities		$3,310,998	$—	$2,894,614	$10,254	($14,502)	$2,890,366
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at lower-of-cost-or-fair-value and FV - NI were $1.8 billion and $0.0 billion as of September 30, 2025, respectively, and $4.2 billion and $11.4 billion as of December 31, 2024, respectively.
(5)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $7.1 billion as of September 30, 2025, respectively, and $3.2 trillion and $2.4 billion as of December 31, 2024, respectively.
(6)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(7)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.4 trillion and $5.7 billion as of September 30, 2025, respectively, and $3.3 trillion and $2.3 billion as of December 31, 2024, respectively.

Freddie Mac 3Q 2025 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.6 - Difference Between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	September 30, 2025			December 31, 2024
(In millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Mortgage loans held-for-sale	$—	$—	$—	$11,394	$11,470	($76)
Mortgage loans held-for-investment	7,107	7,234	(127)	2,413	2,710	(297)
Debt of Freddie Mac	52	50	2	152	150	2
Debt of consolidated trusts	5,144	5,214	(70)	1,689	1,817	(128)
Other assets (other liabilities)	—	N/A	N/A	1	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both September 30, 2025 and December 31, 2024.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.7 - Changes in Fair Value Under the Fair Value Option Election

	3Q 2025	3Q 2024	YTD 2025	YTD 2024
(In millions)	Gains (Losses)		Gains (Losses)
Mortgage loans held-for-sale	$9	$267	$237	$87
Mortgage loans held-for-investment	(5)	53	63	(4)
Debt of Freddie Mac	15	13	46	18
Debt of consolidated trusts	(7)	(6)	(59)	—
Other assets/other liabilities	2	230	127	472
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 3Q 2025 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In August 2018, the District Court denied the plaintiff's motion for class certification. On April 6, 2023, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's September 17, 2020 ruling, which had granted the plaintiff's request for summary judgment and entered final judgment in favor of Freddie Mac and other defendants, and remanded the case to the District Court for further proceedings. On August 29, 2025, the District Court granted defendants' motions for summary judgment and final judgment was entered for all defendants. On September 23, 2025, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit.
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

Freddie Mac 3Q 2025 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac 3Q 2025 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			September 30, 2025		December 31, 2024
Adjusted total assets			$3,885		$3,817
Risk-weighted assets (standardized approach)			1,172		1,118

	September 30, 2025
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$3	$94	$94	0.3%	8.0%	8.0%
CET1 capital	(24)	53	112	(2.0)	4.5	9.6
Tier 1 capital	(10)	70	129	(0.8)	6.0	11.1
Adjusted total capital	(10)	94	153	(0.8)	8.0	13.1
Leverage capital:
Core capital	(5)	97	97	(0.1)	2.5	2.5
Tier 1 capital	(10)	97	112	(0.3)	2.5	2.9

	December 31, 2024
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($6)	$89	$89	(0.5)%	8.0%	8.0%
CET1 capital	(32)	50	107	(2.9)	4.5	9.6
Tier 1 capital	(18)	67	124	(1.6)	6.0	11.1
Adjusted total capital	(18)	89	146	(1.6)	8.0	13.1
Leverage capital:
Core capital	(13)	95	95	(0.3)	2.5	2.5
Tier 1 capital	(18)	95	109	(0.5)	2.5	2.9
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 3Q 2025 Form 10-Q	91

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
These cases include one that was filed in the U.S. Court of Federal Claims as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant: Reid and Fisher v. United States of America and Federal Home Loan Mortgage Corporation. This case was filed on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. The Court of Federal Claims dismissed the case with prejudice on September 1, 2023 and entered judgment for the defendants. On October 31, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 12, 2025, the Federal Circuit affirmed the dismissal of the plaintiffs' case.
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

Freddie Mac 3Q 2025 Form 10-Q	92

Other Information
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
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 3Q 2025. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2024 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 3Q 2025 Form 10-Q	93

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
Management, including the company's Interim CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. As a result of management's evaluation, our Interim CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2025, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting. Given the inherent nature of this ongoing weakness, we believe it is unlikely that we will be able to remediate this material weakness while under conservatorship.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2025
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2025 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2025 that we have not remediated.
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

Freddie Mac 3Q 2025 Form 10-Q	94

Controls and Procedures

Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 3Q 2025 have been prepared in conformity with GAAP.

Freddie Mac 3Q 2025 Form 10-Q	95

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of President and Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of President and Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

Freddie Mac 3Q 2025 Form 10-Q	96

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael T. Hutchins
Michael T. Hutchins
President and Interim Chief Executive Officer
(Principal Executive Officer)
Date: October 30, 2025

By:	/s/ James Whitlinger
James Whitlinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 30, 2025

Freddie Mac 3Q 2025 Form 10-Q	97

Form 10-Q Index

Form 10-Q Index

Freddie Mac 3Q 2025 Form 10-Q	98