Form 10-K
period 2025-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2026-02-12
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was $5.4 billion.
As of January 31, 2026, there were 650,059,553 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

FREDDIE MAC | 2025 Form 10-K	i

Table of Contents	MD&A Table Index

MD&A TABLE INDEX

FREDDIE MAC | 2025 Form 10-K	ii

Table of Contents	MD&A Table Index

FREDDIE MAC | 2025 Form 10-K	iii

Introduction	About Freddie Mac
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
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth as of December 31,
(In billions)
Key Drivers:
■    2025 vs. 2024
●    Net income was $10.7 billion, a decrease of 10% year-over-year, primarily driven by lower net revenues and an increase in the provision for credit losses.
●    Net revenues were $23.3 billion, a decrease of 3% year-over-year, driven by lower non-interest income, partially offset by higher net interest income.
●    Net worth was $70.4 billion as of December 31, 2025, up from $59.6 billion as of December 31, 2024.

FREDDIE MAC | 2025 Form 10-K	1

Introduction	About Freddie Mac
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
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $465 billion in liquidity to the mortgage market in 2025, which enabled the financing of 1.7 million home purchases, refinancings, and rental units.

FREDDIE MAC | 2025 Form 10-K	2

Introduction	About Freddie Mac
Portfolio Balances

Mortgage Portfolio as of December 31,
(UPB in billions)
Key Drivers:
■    2025 vs. 2024
●    Our mortgage portfolio increased 2% year-over-year to $3.7 trillion at December 31, 2025, continuing to grow at a moderate pace.
–Our Single-Family mortgage portfolio was $3.2 trillion at December 31, 2025, up 2% year-over-year.
–Our Multifamily mortgage portfolio was $496 billion at December 31, 2025, up 6% year-over-year.
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

FREDDIE MAC | 2025 Form 10-K	3

Introduction	About Freddie Mac
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
Net Worth, Liquidation Preference, and Treasury Funding Commitment
(In billions)
Draws and Dividend Payments
(In billions)

FREDDIE MAC | 2025 Form 10-K	4

Introduction	Our Business
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
Our Charter does not permit us to originate mortgage loans or lend money directly to mortgage borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA's housing price index. In most of the U.S., the maximum conforming loan limit for a one-family residence has been set at $832,750 for 2026, an increase from $806,500 for 2025, $766,550 for 2024, and $726,200 for 2023. Higher limits have been established in certain "high-cost" areas (for 2026, up to $1,249,125 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.
Human Capital Management

Attracting, Developing, and Retaining Talent
Freddie Mac is committed to attracting, developing and retaining top talent, fostering a culture where employees are engaged, empowered and driven to make home possible for hundreds of thousands of families every year. We invest in our human capital, supporting leadership capabilities, career growth and development, and innovation to enable our workforce to deliver meaningful impact for our business and the nation’s housing finance system.
We offer benefits that are designed to support our employees and provide them with the ability to develop their careers and care for their families as well as to plan for their financial well-being.
Our professional development opportunities include in-person and virtual courses on various topics, such as leadership, business, communications, technology, and individual skill development; and our educational assistance program.
We also strive to implement competitive compensation programs and practices within the constraints of the conservatorship. We evaluate the success of our human capital management by measuring and monitoring the performance, development, retention, and engagement of our employees.

FREDDIE MAC | 2025 Form 10-K	5

Introduction	Our Business
Employees
At January 31, 2026, we had 7,334 full-time and 21 part-time employees. Our headquarters are in McLean, Virginia, and the majority of our employees reside in the Washington, D.C. metropolitan area.
Board and FHFA Oversight
We engage with the CMD Committee by providing workforce insights that support their oversight of compensation and benefits, employee experience, and strategies to strengthen our culture. Although the CMD Committee plays a role in these matters, FHFA is actively involved in its role as both our conservator and regulator. For additional information, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board and Board Committee Information - Authority of the Board and Board Committees.
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

FREDDIE MAC | 2025 Form 10-K	6

Introduction	Our Business
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
We provide disclosure about our debt securities on our website at capitalmarkets.freddiemac.com/debt. From this address, investors can access the offering circular and issuance information for debt securities offerings under Freddie Mac's global debt facility, including any required pricing supplements for individual issuances of debt securities. Similar information about our STACR® transactions and MSCR transactions is available at capitalmarkets.freddiemac.com/crt and mf.freddiemac.com/investors, respectively.
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

FREDDIE MAC | 2025 Form 10-K	7

Introduction	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in house prices and house price forecasts, our market coverage, the effect of legislative and regulatory developments, judicial rulings, and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the impact of banking crises or failures, the effects of natural disasters or catastrophic events and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of this Form 10-K and:
■    The actions the federal government (including FHFA, Treasury, the executive branch, and Congress) and state governments may take, require us to take, or restrict us from taking, including actions regarding our operations, conservatorship, access to affordable and sustainable housing, such as programs to implement the expectations in FHFA's Conservatorship Scorecards, and other objectives for us;
■    The impacts of a transaction involving us and Fannie Mae, including a public offering of our equity securities while in conservatorship or outside of conservatorship, and the potential for our exit from conservatorship;
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
■    The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement including any amendments thereto;
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
■    Our reliance on U.S. FinTech and the mortgage securitization platform for the operation of the majority of our Single-Family securitization activities, limits on our influence over U.S. FinTech Board decisions, and any additional changes FHFA may

FREDDIE MAC | 2025 Form 10-K	8

Introduction	Forward-Looking Statements

require in our relationship with, or support of, U.S. FinTech;
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
■    Changes in the practices or performance of loan originators, servicers, property managers, investors, insurers, and other participants in the secondary mortgage market, including changes as a result of the use and/or regulation of AI technologies or other emerging technologies;
■    Competition from other market participants, which could affect the pricing we offer for and the performance of our mortgage-related products, the credit characteristics of the loans we purchase, and our ability to meet our affordable housing goals and other mandated activities;
■    The availability of critical third parties or their vendors and other business partners, to deliver products or services, or to manage risks, including cybersecurity risk, effectively;
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

FREDDIE MAC | 2025 Form 10-K	9

Management's Discussion and Analysis	Consolidated Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
This discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements and accompanying notes.
The table below compares our consolidated results of operations for the past three years.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$	%	$	%
Net interest income	$21,403	$19,737	$18,542	$1,666	8%	$1,195	6%
Non-interest income	1,868	4,175	2,687	(2,307)	(55)	1,488	55
Net revenues	23,271	23,912	21,229	(641)	(3)	2,683	13
(Provision) benefit for credit losses	(1,290)	(476)	872	(814)	(171)	(1,348)	NM
Non-interest expense	(8,620)	(8,658)	(8,902)	38	—	244	3
Income before income tax expense	13,361	14,778	13,199	(1,417)	(10)	1,579	12
Income tax expense	(2,630)	(2,920)	(2,661)	290	10	(259)	(10)
Net income	10,731	11,858	10,538	(1,127)	(10)	1,320	13
Other comprehensive income (loss), net of taxes and reclassification adjustments	78	(5)	166	83	NM	(171)	NM
Comprehensive income	$10,809	$11,853	$10,704	($1,044)	(9)%	$1,149	11%
See MD&A - Critical Accounting Estimates for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations and Note 1 for a summary of our accounting policies and the related notes in which information about them can be found.
During 2025, we changed our Multifamily business strategy to primarily issue fully guaranteed securitizations instead of senior subordinate securitizations. In a senior subordinate securitization, we generally treat securitized loans as sold, record guarantee fees as guarantee income, transfer first-loss risk to third-party investors, and record credit losses only when expected losses exceed the subordination amount. In a fully guaranteed securitization, we retain the securitized loans on our consolidated balance sheet, record guarantee fees in net interest income, and retain all associated credit risk, resulting in an allowance for expected credit losses on the full loan balance. We subsequently reduce our exposure to this credit risk through MCIP and MSCR note transactions. This change impacts our consolidated results of operations and the financial results of our Multifamily segment, as discussed further below.
Net Revenues
Net Interest Income

Net interest income primarily consists of guarantee net interest income. We consolidate most of our securitization trusts and, therefore, we recognize the loans held by the trust and the debt securities issued by the trust on our consolidated balance sheets. The difference between the interest income on these loans and the interest expense on the related debt securities primarily represents the guarantee fees we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities. Guarantee net interest income includes two components:
■    Contractual net interest income, which represents the ongoing monthly guarantee fee we receive for managing the credit risk associated with mortgage loans held by consolidated trusts, including the legislated guarantee fees that we are required to remit to Treasury and
■    Deferred fee income, which primarily consists of recognition of premiums and discounts on mortgage loans and debt issued by consolidated trusts and the fees that we receive or pay when we acquire single-family loans. These amounts are recognized in net interest income based on the effective yield over the contractual life of the associated financial

FREDDIE MAC | 2025 Form 10-K	10

Management's Discussion and Analysis	Consolidated Results of Operations
instrument and may vary significantly from period to period, primarily based on changes in actual prepayments on the underlying loans.
Due to the change in our Multifamily business strategy, we expect the amount of guarantee net interest income from our Multifamily segment to increase in future periods.
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
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$	%	$	%
Guarantee net interest income:
Contractual net interest income	$16,102	$15,338	$14,753	$764	5%	$585	4%
Deferred fee income	795	773	1,012	22	3	(239)	(24)
Total guarantee net interest income	16,897	16,111	15,765	786	5	346	2
Investments net interest income	5,383	6,032	6,280	(649)	(11)	(248)	(4)
Impact on net interest income from hedge accounting	(877)	(2,406)	(3,503)	1,529	64	1,097	31
Net interest income	$21,403	$19,737	$18,542	$1,666	8%	$1,195	6%
Key Drivers:
■    Guarantee net interest income
●    2025 vs. 2024 - Increased primarily due to continued mortgage portfolio growth in Single-Family and an increase in the volume of fully guaranteed securitizations in Multifamily.
●    2024 vs. 2023 - Increased primarily due to continued mortgage portfolio growth.
■    Investments net interest income
●    2025 vs. 2024 - Decreased primarily due to lower income from securities purchased under agreements to resell driven by a decrease in short-term interest rates.
●    2024 vs. 2023 - Decreased primarily due to higher debt expense from issuance of higher yielding debt, partially offset by the impact of the increase in non-interest bearing funding.
■    Impact on net interest income from hedge accounting
●    2025 vs. 2024 - Decreased due to lower expense related to debt in hedge accounting relationships.
●    2024 vs. 2023 - Decreased due to lower expense related to debt in hedge accounting relationships.

FREDDIE MAC | 2025 Form 10-K	11

Management's Discussion and Analysis	Consolidated Results of Operations
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
Table 3 - Analysis of Net Interest Yield

	Year Ended December 31,
	2025			2024			2023
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,073	$282	3.11%	$10,979	$445	4.05%	$13,466	$532	3.95%
Securities purchased under agreements to resell	104,090	4,573	4.39	114,028	6,083	5.34	118,579	6,135	5.17
Investment securities	75,465	3,337	4.42	45,498	2,069	4.55	40,481	1,571	3.88
Mortgage loans held by consolidated trusts(1)	3,152,223	118,008	3.74	3,066,496	106,162	3.46	3,001,723	94,187	3.14
Mortgage loans held by Freddie Mac(1)	75,813	3,465	4.57	63,024	2,955	4.69	59,915	2,798	4.67
Other assets	2,867	155	5.40	2,414	163	6.75	2,479	140	5.65
Total interest-earning assets	3,419,531	129,820	3.80	3,302,439	117,877	3.57	3,236,643	105,363	3.25
Interest-bearing liabilities:
Debt issued by consolidated trusts	3,145,338	(99,180)	(3.15)	3,062,029	(88,227)	(2.88)	2,997,841	(76,703)	(2.56)
Short-term debt	24,191	(1,018)	(4.15)	11,089	(578)	(5.13)	7,703	(388)	(4.96)
Long-term debt	171,861	(7,962)	(4.63)	164,096	(8,947)	(5.45)	176,556	(9,329)	(5.28)
Securities sold under agreements to repurchase	6,102	(257)	(4.20)	7,521	(388)	(5.16)	8,251	(401)	(4.87)
Total interest-bearing liabilities	3,347,492	(108,417)	(3.24)	3,244,735	(98,140)	(3.02)	3,190,351	(86,821)	(2.72)
Net interest income/yield		$21,403	0.63%		$19,737	0.60%		$18,542	0.57%
(1)    Loan fees included in interest income were $1.2 billion, $1.1 billion, and $1.0 billion for mortgage loans held by consolidated trusts and $0.1 billion, $0.0 billion, and $0.1 billion for mortgage loans held by Freddie Mac during 2025, 2024, and 2023, respectively.

FREDDIE MAC | 2025 Form 10-K	12

Management's Discussion and Analysis	Consolidated Results of Operations
Net Interest Income Rate / Volume Analysis

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
Table 4 - Net Interest Income Rate / Volume Analysis

	Variance Analysis
	2025 vs. 2024			2024 vs. 2023
(In millions)	Rate(1)	Volume(1)	Total Change	Rate(1)	Volume(1)	Total Change
Interest-earning assets:
Cash and cash equivalents	($74)	($89)	($163)	$50	($137)	($87)
Securities purchased under agreements to resell	(1,012)	(498)	(1,510)	192	(244)	(52)
Investment securities	47	1,221	1,268	312	186	498
Mortgage loans held by consolidated trusts	8,821	3,025	11,846	9,910	2,065	11,975
Mortgage loans held by Freddie Mac	(76)	586	510	11	146	157
Other assets	(44)	36	(8)	8	15	23
Total interest-earning assets	7,662	4,281	11,943	10,483	2,031	12,514
Interest-bearing liabilities:
Debt issued by consolidated trusts	(8,502)	(2,451)	(10,953)	(9,852)	(1,672)	(11,524)
Short-term debt	130	(570)	(440)	(15)	(175)	(190)
Long-term debt	1,393	(408)	985	(292)	674	382
Securities sold under agreements to repurchase	65	66	131	(24)	37	13
Total interest-bearing liabilities	(6,914)	(3,363)	(10,277)	(10,183)	(1,136)	(11,319)
Net interest income	$748	$918	$1,666	$300	$895	$1,195
(1)    The total change variances are allocated between rate and volume based on the relative size of each variance.
Non-Interest Income

Non-interest income primarily consists of guarantee income and investment gains, net.
Guarantee income relates primarily to our Multifamily senior subordinate securitizations. We generally do not consolidate the trusts used in these transactions and therefore do not recognize the loans held by the trust or the debt securities issued by the trust on our consolidated balance sheets. Rather, we separately account for our guarantee to the trust and recognize the revenue from our guarantee as guarantee income. Guarantee income includes the amortization of our guarantee obligation as we are released from risk under our guarantee and changes in fair value of our guarantee assets, net of contractual guarantee fees received. Due to the change in our Multifamily business strategy, we expect guarantee income to decline in future periods as we focus primarily on issuing fully guaranteed securities.
Net investment gains consist of revenues from sales of multifamily loans and single-family delinquent and reperforming loans, gains and losses on investment securities, gains and losses from debt extinguishments and debt recorded at fair value, and gains and losses from interest-rate risk management activities. Net investment gains can vary significantly from period-to-period based on the volume and nature of our investment, funding, and hedging activities and changes in market conditions, such as interest rates and market spreads. Due to the change in our Multifamily business strategy, we expect net investment gains related to sales of multifamily loans to be lower in future periods as we focus primarily on issuing fully guaranteed securitizations.
Derivative instruments are a key component of our interest-rate risk management strategy. We use derivatives to economically hedge the interest-rate risk of our financial assets and liabilities and manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. We align our derivatives portfolio to economically hedge the changing duration of our assets and liabilities and apply fair value hedge accounting to certain single-family mortgage loans and debt to reduce our GAAP earnings variability. As a result, interest-rate-related fair value gains and losses that we recognize on financial instruments that we measure at fair value generally have offsetting impacts from the derivative instruments that we use to economically hedge interest-rate risk. For additional information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to those activities, see MD&A - Risk Management - Market Risk. For additional information on derivative instruments, see Note 9.

FREDDIE MAC | 2025 Form 10-K	13

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of non-interest income.
Table 5 - Components of Non-Interest Income

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$	%	$	%
Guarantee income	$1,592	$1,611	$1,615	($19)	(1)%	($4)	—%
Investment gains (losses), net	(209)	2,076	707	(2,285)	NM	1,369	194
Other income	485	488	365	(3)	(1)	123	34
Non-interest income	$1,868	$4,175	$2,687	($2,307)	(55)%	$1,488	55%
Key Drivers:
■    Investment gains (losses), net
●    2025 vs. 2024 - Decreased primarily due to interest rate and spread changes in Single-Family, as well as lower revenues from held-for-sale loan purchase and securitization activities and impacts from interest-rate risk management activities in Multifamily.
●    2024 vs. 2023 - Increased primarily due to higher revenues from held-for-sale loan purchase and securitization activities, lower realized losses on sales of available-for-sale securities, and net impacts from index lock activities.
(Provision) Benefit for Credit Losses
Our provision for credit losses relates primarily to loans held-for-investment and can vary substantially from period to period based on a number of factors, such as changes in estimated market values of single-family properties based on our internal house price index, changes in forecasted house price growth rates, changes in interest rates, borrower prepayments and delinquency rates, changes in the nature and volume of our CRT activities, events such as natural disasters and pandemics, the type and volume of our loss mitigation and foreclosure activity, and government assistance provided to borrowers. See MD&A - Critical Accounting Estimates for additional information.
The table below presents the components of provision for credit losses.
Table 6 - (Provision) Benefit for Credit Losses

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$	%	$	%
Single-Family	($758)	($374)	$1,172	($384)	(103)%	($1,546)	NM
Multifamily	(532)	(102)	(300)	(430)	(422)	198	66
(Provision) benefit for credit losses	($1,290)	($476)	$872	($814)	(171)%	($1,348)	NM
Key Drivers:
■    2025 vs. 2024 - The provision for credit losses for 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates. The provision for credit losses in 2025 was also driven by a credit reserve build in Multifamily attributable to new loan purchase commitment and acquisition activities due to the change in our Multifamily business strategy and deterioration in the credit performance of certain delinquent loans. The provision for credit losses for 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
■    2024 vs. 2023 - The provision for credit losses for 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The benefit for credit losses for 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices.

FREDDIE MAC | 2025 Form 10-K	14

Management's Discussion and Analysis	Consolidated Results of Operations
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, professional services, technology, and occupancy, credit enhancement expense, legislative and regulatory assessments, and other expenses we incur to run our business.
Credit enhancement expense includes the premiums and other costs related to certain CRT transactions that are accounted for as freestanding contracts, primarily STACR and ACIS transactions in Single-Family.
Legislative and regulatory assessments relate to three fees: (1) the legislated guarantee fees on single-family loans that we are required to remit to Treasury, (2) the fee imposed on Freddie Mac's total new business purchases that is allocated to certain affordable housing funds and remitted to Treasury and HUD, and (3) the FHFA regulatory assessment. The legislated guarantee fees relate to the 10 bps increase in guarantee fees implemented at the direction of FHFA pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 as extended by the Infrastructure Investment and Jobs Act of 2021. The affordable housing funds allocation relates to the GSE Act requirement to set aside in each fiscal year an amount equal to 4.2 bps of each dollar of total new business purchases, and pay such amount to certain housing funds. We are prohibited from passing through the costs of the affordable housing funds allocation to the originators of the loans that we purchase. The regulatory assessment relates to FHFA's annual assessment on regulated entities, including Freddie Mac. The assessment, which is required under the GSE Act, is for FHFA's costs and expenses, as well as to maintain FHFA's working capital.
The table below presents the components of non-interest expense.
Table 7 - Components of Non-Interest Expense

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$	%	$	%
Salaries and employee benefits	($1,711)	($1,677)	($1,606)	($34)	(2)%	($71)	(4)%
Professional services, technology, and occupancy	(1,175)	(1,166)	(1,189)	(9)	(1)	23	2
Credit enhancement expense	(2,082)	(2,345)	(2,339)	263	11	(6)	—
Legislative and regulatory assessments:
Legislated guarantee fees expense	(2,994)	(2,923)	(2,856)	(71)	(2)	(67)	(2)
Affordable housing funds allocation	(195)	(173)	(146)	(22)	(13)	(27)	(18)
Regulatory assessment	(134)	(137)	(129)	3	2	(8)	(6)
Total legislative and regulatory assessments	(3,323)	(3,233)	(3,131)	(90)	(3)	(102)	(3)
Other expense	(329)	(237)	(637)	(92)	(39)	400	63
Non-interest expense	($8,620)	($8,658)	($8,902)	$38	—%	$244	3%
Key Drivers:
■    Credit enhancement expense
●    2025 vs. 2024 - Decreased primarily due to a lower volume of outstanding CRT transactions in Single-Family and lower losses on STACR Trust note repurchases.

FREDDIE MAC | 2025 Form 10-K	15

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 8 - Summarized Consolidated Balance Sheets

	December 31,		Year Over Year Change
(Dollars in millions)	2025	2024	$	%
Assets:
Cash and cash equivalents	$5,327	$5,534	($207)	(4)%
Securities purchased under agreements to resell	71,919	100,118	(28,199)	(28)
Investment securities, at fair value	85,412	55,771	29,641	53
Mortgage loans held-for-sale	1,014	15,560	(14,546)	(93)
Mortgage loans held-for-investment	3,290,066	3,172,329	117,737	4
Accrued interest receivable	12,254	11,029	1,225	11
Deferred tax assets, net	5,040	5,018	22	—
Other assets	26,566	21,333	5,233	25
Total assets	$3,497,598	$3,386,692	$110,906	3%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$10,597	$9,822	$775	8%
Debt issued by consolidated trusts	3,198,008	3,122,941	75,067	2
Short-term debt	37,718	14,675	23,043	157
Long-term debt	169,296	167,333	1,963	1
Other liabilities	11,595	12,346	(751)	(6)
Total liabilities	3,427,214	3,327,117	100,097	3
Total equity	70,384	59,575	10,809	18
Total liabilities and equity	$3,497,598	$3,386,692	$110,906	3%
Key Drivers:
As of December 31, 2025 compared to December 31, 2024:
■    Securities purchased under agreements to resell decreased and investment securities increased primarily due to a change in strategy to increase investments in U.S. Treasury securities.
■    Mortgage loans held-for-sale decreased primarily due to Multifamily designating a greater percentage of new mortgage loan purchases as held-for-investment to support increased issuances of fully guaranteed securitizations.
■    Mortgage loans held-for-investment and debt issued by consolidated trusts increased primarily due to growth in our mortgage portfolio.
■    Short-term debt increased primarily due to year-end funding needs.

FREDDIE MAC | 2025 Form 10-K	16

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

Our mortgage portfolio includes assets held by both business segments and consists of mortgage loans held-for-investment, mortgage loans held-for-sale, and mortgage loans underlying our mortgage-related guarantees. See Note 4 for additional information on our mortgage loans and Note 5 for additional information on our mortgage-related guarantees.
The table below presents the UPB of our mortgage portfolio by segment.
Table 9 - Mortgage Portfolio

	December 31, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$3,063,232	$115,354	$3,178,586	$3,021,161	$70,701	$3,091,862
By Freddie Mac	54,713	37,770	92,483	42,050	16,715	58,765
Total mortgage loans held-for-investment	3,117,945	153,124	3,271,069	3,063,211	87,416	3,150,627
Mortgage loans held-for-sale	1,108	136	1,244	2,984	13,265	16,249
Total mortgage loans	3,119,053	153,260	3,272,313	3,066,195	100,681	3,166,876
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,025	332,572	362,597	30,038	355,108	385,146
Other mortgage-related guarantees	7,212	10,003	17,215	7,941	10,846	18,787
Total mortgage-related guarantees	37,237	342,575	379,812	37,979	365,954	403,933
Total mortgage portfolio	$3,156,290	$495,835	$3,652,125	$3,104,174	$466,635	$3,570,809
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,084,668	$115,610	$3,200,278	$3,033,506	$70,764	$3,104,270
Issued by non-consolidated trusts	24,604	299,507	324,111	24,470	317,611	342,081
Total guaranteed mortgage-related securities	$3,109,272	$415,117	$3,524,389	$3,057,976	$388,375	$3,446,351
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

FREDDIE MAC | 2025 Form 10-K	17

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 10 - Mortgage-Related Investments Portfolio

	December 31, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans(1)	$55,821	$37,906	$93,727	$45,034	$29,980	$75,014
Mortgage-related securities:
Investment securities	4,438	3,891	8,329	3,136	4,020	7,156
Debt issued by consolidated trusts	35,758	1,413	37,171	18,188	634	18,822
Total mortgage-related securities	40,196	5,304	45,500	21,324	4,654	25,978
Mortgage-related investments portfolio	$96,017	$43,210	$139,227	$66,358	$34,634	$100,992
10% of notional amount of interest-only securities			$21,995			$22,495
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			161,222			123,487
(1)Includes $35.9 billion and $30.0 billion of single-family loans that we have purchased from securitization trusts as of December 31, 2025 and December 31, 2024, respectively.
Other Investments Portfolio

Our other investments portfolio, which includes the liquidity and contingency operating portfolio, is primarily used for short-term liquidity management, collateral management, and asset and liability management. The assets in the other investments portfolio are primarily allocated to the Single-Family segment.
The table below presents the details of the carrying value of our other investments portfolio.
Table 11 - Other Investments Portfolio

	December 31, 2025				December 31, 2024
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$4,092	$1,136	$99	$5,327	$4,369	$1,055	$110	$5,534
Securities purchased under agreements to resell	57,181	19,107	2,090	78,378	92,787	12,764	2,787	108,338
Non-mortgage related securities(1)	65,088	—	6,076	71,164	37,249	—	5,465	42,714
Other assets(2)	—	—	7,776	7,776	—	—	6,091	6,091
Other investments portfolio	$126,361	$20,243	$16,041	$162,645	$134,405	$13,819	$14,453	$162,677
(1)Primarily consists of U.S. Treasury securities.
(2)Primarily includes LIHTC investments and advances to lenders.

FREDDIE MAC | 2025 Form 10-K	18

Management's Discussion and Analysis	Our Business Segments
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

FREDDIE MAC | 2025 Form 10-K	19

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Overview

Our Single-Family segment provides liquidity and support to the single-family mortgage market through a variety of activities that include the purchase, securitization, and guarantee of single-family loans originated by lenders. Through our business activities we help families attain affordable and sustainable housing and increase access to housing finance.
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
Our primary business model is to acquire loans from lenders shortly after origination and then pool those loans into guaranteed mortgage-related securities that transfer interest-rate, prepayment, and liquidity risk to investors and can be sold in the capital markets. We consolidate most of our Single-Family securitization trusts and, therefore, we recognize the loans held by such trusts and the debt securities issued by such trusts on our balance sheet and recognize the guarantee fees we receive as net interest income. To reduce our exposure under our guarantees, we transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market in certain instances. Most of our loans with LTV ratios above 80% at the time of purchase are also credit enhanced by primary mortgage insurance. The returns we generate from our business activities are primarily derived from the guarantee fees we receive in exchange for providing our guarantee of the principal and interest payments of the issued mortgage-related securities.
The diagram below illustrates our primary business model.
Products and Activities

Our Single-Family business primarily consists of activities related to providing market liquidity by purchasing and securitizing mortgage loans and issuing guaranteed mortgage-related securities. Additionally, we invest in mortgage-related and other investments. Certain of our loan products and programs have been designed to address affordability challenges, particularly in underserved markets, while others aim to support housing supply efforts.

FREDDIE MAC | 2025 Form 10-K	20

Management's Discussion and Analysis	Our Business Segments | Single-Family
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

FREDDIE MAC | 2025 Form 10-K	21

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
We issue the following types of Level 1 Securitization Products:
■    UMBS - Single-class pass-through securities issued through the mortgage securitization platform with a 55-day payment delay for TBA-eligible fixed-rate mortgage loans. The UMBS is a single (common) security that is issued by either Fannie Mae or us. The UMBS market is designed to enhance the overall liquidity of TBA-eligible Freddie Mac and Fannie Mae securities by supporting their fungibility without regard to which company is the issuer. SIFMA permits UMBS TBA contracts to be settled by delivery of UMBS issued by either Freddie Mac or Fannie Mae under its good-delivery guidelines.
■    55-day MBS - Single-class pass-through securities issued through the mortgage securitization platform with a 55-day payment delay for non-TBA-eligible fixed-rate mortgage loans.
■    ARM PCs - Single-class pass-through securities with a 75-day payment delay for ARM products. We have not used the mortgage securitization platform to issue ARM PCs; however, we plan to use the platform for issuance of these securities sometime later this year.
In prior years, we also issued Gold PCs, which were single-class pass-through securities with a 45-day payment delay for fixed-rate mortgage loans. We discontinued the issuance of Gold PCs in 2019. Existing Gold PCs that are not entirely resecuritized are eligible for exchange into UMBS (for TBA-eligible securities) or 55-day MBS (for non-TBA-eligible securities) through December 18, 2026.

FREDDIE MAC | 2025 Form 10-K	22

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
In general, we must obtain FHFA's approval to implement significant or broad-based changes to our credit fees. In addition, FHFA has established minimum guarantee fees for the GSEs and, from time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge, including minimum returns.
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

FREDDIE MAC | 2025 Form 10-K	23

Management's Discussion and Analysis	Our Business Segments | Single-Family
Securitization Products, we guarantee the payment of principal and interest to the investors in our resecuritization products. We do not charge a guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future administrative responsibilities. We use the mortgage securitization platform for many of the securities issuance and administration activities for our resecuritization products.
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
Guarantee
Freddie Mac Trust

We offer the following types of resecuritization products:
■    Single-class resecuritization products - Involve the direct pass through of all cash flows of the underlying collateral to the beneficial interest holders and include:
●    Supers - Resecuritizations of UMBS and certain other TBA-eligible mortgage securities. This structure allows commingling of Freddie Mac and Fannie Mae collateral, where previously issued or exchanged UMBS and Supers issued by us or Fannie Mae may be commingled to back Supers issued by us. Fannie Mae also issues Supers. Supers can be backed by:
–UMBS and/or other Supers issued by us or Fannie Mae;
–Existing TBA-eligible Fannie Mae "MBS" and/or "Megas"; and/or
–UMBS and Supers that we have issued in exchange for TBA-eligible PCs and Giant PCs that have been delivered to us in response to our offer to exchange 45-day payment delay securities for corresponding 55-day payment delay securities.

FREDDIE MAC | 2025 Form 10-K	24

Management's Discussion and Analysis	Our Business Segments | Single-Family
●    Giant MBS - Resecuritizations of:
–Previously issued 55-day MBS and/or Giant MBS and/or
–55-day MBS and/or Giant MBS that we have issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been delivered to us in response to our offer to exchange 45-day payment delay securities for corresponding 55-day payment delay securities.
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
●    Strips - Resecuritizations of previously issued Level 1 Securitization Products or single-class resecuritization products and issuance of stripped securities, including principal-only and interest-only securities or floating rate and inverse floating rate securities, backed by the cash flows from the underlying collateral. This structure allows commingling of TBA-eligible Freddie Mac and Fannie Mae collateral. Strips also include stripped interest certificates; these are interest-only securities that pass through certain excess yield amounts transferred to us by mortgage sellers or servicers in respect of mortgages that have been included in previously issued Level 1 Securitization Products.
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
We may use our Single-Family mortgage-related investments portfolio to undertake various activities to support our presence in the agency securities market or to support the liquidity of our securities, including their price performance relative to comparable Fannie Mae securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. The purchase or sale of agency securities could, at times, adversely affect the price performance of our securities relative to comparable Fannie Mae securities. We may incur costs to support our presence in the agency securities market and to support the liquidity and price performance of our securities. For additional information, see Risk Factors - Market Risks - A significant decline in the price performance of our UMBS could adversely affect the volume and/or profitability of our Single-Family business. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness. In addition, we may forgo investment opportunities for a variety of reasons, including the limits on our mortgage-related investments portfolio or the risk that an accounting treatment may create earnings variability.
Our company-wide Treasury function primarily includes issuing, calling, and repurchasing our unsecured debt securities, managing our other investments portfolio, and managing interest-rate risk, which includes monitoring and economically hedging interest-rate risk for the entire company, primarily through the use of derivative instruments. We allocate debt funding costs and interest-rate risk management gains and losses to specific assets and liabilities included in each segment. The residual financial impact of our company-wide Treasury function and interest-rate risk management function is primarily allocated to the Single-Family segment. For additional information on the company-wide Treasury function, see MD&A - Liquidity and Capital Resources. For additional information on interest-rate risk management, see MD&A - Risk Management - Market Risk.

FREDDIE MAC | 2025 Form 10-K	25

Management's Discussion and Analysis	Our Business Segments | Single-Family
Customers

Our Single-Family customers are investors in our mortgage-related securities, CRT offerings, and unsecured debt securities, including banks and other depository institutions, insurance companies, money managers, central banks, pension funds, state and local governments, REITs, non-depository institutions, and brokers and dealers. We also maintain relationships with dealers in our guaranteed mortgage-related securities and unsecured debt securities. Our unsecured debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers. Our Single-Family customers also include institutions that originate, sell, and perform the ongoing servicing of loans for new or existing homeowners. These companies include mortgage banking companies, commercial banks, regional banks, community banks, credit unions, HFAs, savings institutions, and non-depository institutions. Many of these companies are both sellers and servicers for us. Servicers who hold the right to service our loans may either operationally perform the servicing activities themselves or engage other servicers to operationally perform servicing activities on their behalf. Servicers who hold the right to service the loans remain responsible for servicing activities even if other servicers operationally perform servicing activities on their behalf.
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
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The following charts show the concentration of our 2025 Single-Family purchase volume by our largest sellers and our Single-Family loan servicing by our largest servicers, based on the volume of servicing they operationally performed, as of December 31, 2025. Any seller or servicer with a 10% or greater share is listed separately. On October 1, 2025, Rocket Companies, Inc., the parent company of Rocket Mortgage LLC, announced that it had completed its acquisition of Mr. Cooper Group Inc. As a result, the purchase and servicing volume of Rocket Mortgage includes the purchase and servicing volume of Mr. Cooper Group Inc.
Percentage of Single-Family Purchase Volume
Percentage of Single-Family Servicing Volume
For additional information about seller and servicer concentration risk and our relationships with our seller and servicer customers, see MD&A - Risk Management - Counterparty Credit Risk - Single-Family Sellers and Servicers and Note 15.

FREDDIE MAC | 2025 Form 10-K	26

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
We operate in a competitive market by varying our pricing for different customers, loan products, and underwriting characteristics. We seek to maintain a broad mix of loan quality for the loans we purchase. However, sellers may elect to retain loans with better credit characteristics or deliver the loans into the private label securitization market. A seller's decision to retain or deliver the loans into the private label securitization market, or its decision concerning the loans it sells to Freddie Mac based on the credit standards and pricing policies of other secondary market participants, could result in Freddie Mac purchasing loans with a more adverse credit profile.
The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete with Fannie Mae through required alignment of, or other constraints on, single-family mortgage purchase offerings, servicing practices, pricing, and securitization activities. See MD&A - Conservatorship and Related Matters - Limits on Our Secondary Market Activities and Single-Family Loan Acquisitions for additional details.
Housing and Mortgage Market Metrics

The table below presents certain single-family housing and mortgage market indicators that can significantly affect our business and financial results. Certain market and macroeconomic prior period data have been updated to reflect revised historical data.
Table 12 - Single-Family Housing and Mortgage Market Metrics(1)

	Year Ended December 31,
(Mortgage amounts in billions, home sales in thousands)	2025	2024	2023
Home sales:
Total home sales(2)	$4,738	$4,746	$4,756
Sales of existing homes	4,060	4,060	4,090
Sales of new homes(2)	678	686	666
Mortgage originations (estimates)	1,944	1,695	1,503
Mortgage debt outstanding(3)	14,639	14,359	13,971
House price growth rate (seasonally adjusted annual rate)	0.7%	4.2%	6.6%
30-year PMMS rate at period end	6.15%	6.85%	6.61%
(1)    Sources: Home sales - National Association of Realtors and U.S Census Bureau; Mortgage originations - Fannie Mae; Mortgage debt outstanding - Federal Reserve Financial Accounts of the United States of America; House price growth rate and 30-year PMMS rate - Freddie Mac
(2)    For 2025, the sales of new homes amount is based on annualized seasonally adjusted data through October 31, 2025 (the latest available information).
(3)    For 2025, the mortgage debt outstanding balance is as of September 30, 2025 (the latest available information).

FREDDIE MAC | 2025 Form 10-K	27

Management's Discussion and Analysis	Our Business Segments | Single-Family
Business Results

The table and related discussion below present selected business results of our Single-Family segment.
Table 13 - Single-Family Segment Business Results

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(UPB in millions, loan count in thousands)	2025	2024	2023	Amount	%	Amount	%
New business activity:
UPB:
Total UPB	$388,665	$346,408	$299,886	$42,257	12%	$46,522	16%
Home purchase	295,414	286,261	264,624	9,153	3	21,637	8
Refinance	93,251	60,147	35,262	33,104	55	24,885	71
Number of loans:
Total number of loans	1,107	1,029	955	78	8	74	8
Home purchase	817	820	806	(3)	—	14	2
Refinance	290	209	149	81	39	60	40
Average estimated guarantee fee rate (bps)(1)	54	55	56
Mortgage portfolio at period end:
UPB	$3,156,290	$3,104,174	$3,038,910	$52,116	2	$65,264	2
Average estimated guarantee fee rate (bps)(1)(2)	50	49	48
(1)    Estimated guarantee fee rate calculations exclude the legislated guarantee fees and include deferred fees recognized over the estimated life of the related loans based on month-end market rates for the month of acquisition.
(2)    Estimated guarantee fee rate calculations for the Single-Family mortgage portfolio exclude certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $39 billion, $40 billion, and $41 billion as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
■    Our loan purchase and guarantee activity increased in 2025 compared to 2024 primarily driven by an increase in refinance activity.
■    Our Single-Family mortgage portfolio was $3.2 trillion at December 31, 2025, up 2% year-over-year. The mortgage portfolio continued to grow at a moderate pace.
■    The average estimated guarantee fee rate on new acquisitions consists of the contractual guarantee fee rate and deferred fee income, including the expected gains (losses) from buy-up and buy-down fees, recognized over the estimated life of the related loans based on our expectations of prepayments and other liquidations. The average estimated guarantee fee rate on new acquisitions decreased slightly in 2025 compared to 2024.

FREDDIE MAC | 2025 Form 10-K	28

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the financial results for our Single-Family segment. See Note 14 for additional information about segment financial results.
Table 14 - Single-Family Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$	%	$	%
Net interest income	$19,778	$18,513	$17,657	$1,265	7%	$856	5%
Non-interest income	81	1,306	610	(1,225)	(94)	696	114
Net revenues	19,859	19,819	18,267	40	—	1,552	8
(Provision) benefit for credit losses	(758)	(374)	1,172	(384)	(103)	(1,546)	NM
Non-interest expense	(7,649)	(7,783)	(8,118)	134	2	335	4
Income before income tax expense	11,452	11,662	11,321	(210)	(2)	341	3
Income tax expense	(2,254)	(2,305)	(2,282)	51	2	(23)	(1)
Net income	9,198	9,357	9,039	(159)	(2)	318	4
Other comprehensive income (loss), net of taxes and reclassification adjustments	22	(1)	10	23	NM	(11)	NM
Comprehensive income	$9,220	$9,356	$9,049	($136)	(1)%	$307	3%
Key Drivers:
■    2025 vs. 2024
●    Net income of $9.2 billion, down 2% year-over-year.
–Net revenues remained $19.9 billion.
◦Net interest income was $19.8 billion, up 7% year-over-year, primarily driven by continued mortgage portfolio growth and lower funding costs, partially offset by lower yields on short-term investments.
◦Non-interest income was $0.1 billion, down from $1.3 billion for 2024, primarily driven by interest rate and spread changes.
–Provision for credit losses was $0.8 billion for 2025, primarily driven by a credit reserve build attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates. The provision for credit losses was $0.4 billion for 2024, primarily driven by a credit reserve build attributable to new acquisitions.
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

FREDDIE MAC | 2025 Form 10-K	29

Management's Discussion and Analysis	Our Business Segments | Multifamily
Multifamily
Business Overview

Our Multifamily segment provides liquidity and support to the multifamily mortgage market through a variety of activities that include the purchase, securitization, and guarantee of multifamily loans originated by our Optigo® network of approved lenders. Our support of the multifamily mortgage market occurs through all economic cycles and is especially important during periods of economic stress. During these periods, we serve a critical countercyclical role by providing liquidity when many other capital providers reduce their support of or otherwise exit the market. Through our business activities we support greater access to quality, affordable, and sustainable rental housing, particularly in underserved markets.
Multifamily loans are typically originated by our Optigo lenders without recourse to the borrower, making repayment dependent on the cash flows generated by the underlying property. Cash flows generated by a property are significantly influenced by vacancy and rental rates, conditions in the local rental market, rent restrictions, the physical condition of the property, the quality of property management, and the level of operating expenses. The overall market demand for multifamily loans is generally affected by local and regional economic factors, such as unemployment rates, construction cycles, property prices, preferences for homeownership versus renting, and the relative affordability of single-family homes, as well as certain macroeconomic factors, such as interest rates.
Our primary business model is to acquire loans that lenders originate and then securitize those loans into mortgage-related securities that transfer interest-rate and liquidity risk to investors and can be sold in the capital markets. We guarantee some or all of the issued mortgage-related securities in exchange for guarantee fees. In transactions where we guarantee all issued mortgage-related securities (i.e., fully guaranteed securitizations), we typically consolidate the securitization trusts. Therefore, we recognize the loans held by the trusts and the debt securities that the trusts issue on our balance sheet. We also recognize the guarantee fees we receive as compensation for retaining the credit risk of the underlying mortgage loans as net interest income. In senior subordinate securitization transactions, we typically do not consolidate the securitization trusts. Therefore, we account for these securitizations as sales of the underlying loans and recognize the guarantee fees we receive as guarantee income. Historically, senior subordinate securitization transactions were our primary securitization structure, but we have recently changed our business strategy to focus primarily on issuing fully guaranteed securitizations.
To reduce our exposure under our guarantees, we generally transfer mortgage credit risk to third-party investors, either through the issuance of subordinate securities as part of the securitization transaction or by entering into a freestanding CRT transaction. The returns we generate from our business activities are primarily derived from (1) the net interest income we earn on the loans held on our balance sheet, (2) the ongoing guarantee fees we receive in exchange for providing our guarantee on the issued mortgage-related securities, net of credit losses, (3) the cost of CRT transactions, net of freestanding credit enhancement benefits, and (4) the gains on sale of mortgage loans, net of interest-rate risk management activities, from our senior subordinate securitization transactions. We evaluate these factors collectively to assess the profitability of any given transaction.
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
Loan Purchase, Securitization, and Guarantee Activities

Loan Purchase
Our Optigo network allows lenders to offer borrowers a variety of loan products for the acquisition, refinance, and/or rehabilitation of multifamily properties. While our Optigo lenders originate the loans that we purchase, we generally use a prior-approval underwriting approach. Under this approach, we maintain credit discipline by completing our own underwriting, credit review, and legal review for a loan prior to issuing a loan purchase commitment, including reviewing third-party appraisals, performing cash flow analysis, and evaluating a borrower's ability to exit at maturity. Additionally, to protect against prepayments, most multifamily mortgage loans impose prepayment charges, such as a yield maintenance fee.
Our multifamily loan products are designed to support the purchase and/or rehabilitation of apartment properties, including market-rate, affordable housing, seniors housing, student housing, and cooperative properties. We offer fixed-rate or floating-rate financing and provide financing for both large properties and small properties (i.e., 5 to 50 units). We are particularly focused on providing financing for properties located in underserved areas that have restricted units affordable to households with low income (earning 80% or less of AMI) and/or very-low income (earning 50% or less of AMI) and/or that typically receive government subsidies.

FREDDIE MAC | 2025 Form 10-K	30

Management's Discussion and Analysis	Our Business Segments | Multifamily
The volume and type of multifamily loans that we purchase are influenced by the Multifamily loan purchase cap and the Multifamily Affordable Housing goals established by FHFA. In November 2025, FHFA announced that the 2026 Multifamily loan purchase cap will be $88 billion, up from $73 billion in 2025. The purchase cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. For additional information on Multifamily's loan purchase cap, see MD&A - Conservatorship and Related Matters and for information on the Multifamily Affordable Housing goals, see MD&A - Regulation and Supervision.
Our process for purchasing multifamily loans generally begins with a loan purchase commitment. Prior to issuing a commitment to purchase a multifamily loan, we negotiate with the lender and quote the specific economic terms and conditions of our commitment, including the loan's purchase price, index, and mortgage spread. Decisions related to the commitment price and/or mortgage spread are generally influenced by our current business strategy, competition in the market, the type of loan that we acquire (e.g., the loan product and whether it qualifies as mission-driven), the loan's credit characteristics, the amount available under the loan purchase cap, current securitization spreads, and changing market conditions. We may offer pricing for a loan that furthers certain elements of our mission and/or supports our affordable housing goals that results in lower profitability as compared to the pricing we offer generally. We also offer borrowers an option to lock the Treasury index component of their fixed rate loans anytime during the quote or underwriting process. This option enables borrowers, through our lenders, to lock the most volatile part of their coupon, thereby providing an enhanced level of risk mitigation against their interest-rate volatility. The index lock period offered for most loans is 60 days and is generally followed by a loan purchase commitment.
At the time we commit to purchase a multifamily loan, we preliminarily determine our intent with respect to that loan. Previously, the majority of the multifamily loans that we purchased were intended to be sold in our senior subordinate securitizations and therefore designated as held-for-sale. However, we have recently changed our business strategy to focus primarily on issuing fully guaranteed securitizations and therefore generally designate new loan purchases as held-for-investment.
Through our multifamily commitments and funded loans we are exposed to interest-rate risk and spread risk. Interest-rate risk exposures from these assets are centrally managed, with our business segment being allocated debt funding and hedging-related costs using a funds transfer pricing process. As a result, we have minimal net exposure from changes in interest rates. As our ability to manage spread risk is more limited than our ability to manage interest-rate risk, we have exposure to changes in spreads. To manage this exposure, we may enter into certain spread-related derivative transactions.
Securitization Products
We securitize substantially all the loans we purchase. Loans awaiting securitization are generally referred to as being in our securitization pipeline. We offer two main types of securitization products: Multifamily PCs, which are fully guaranteed securities where we retain the credit risk of the underlying mortgage loans, and K Certificates, which could either be fully guaranteed or senior subordinate securitizations. The securitization structure and product selected is generally designed to achieve an appropriate economic return, which may vary based on the characteristics of the underlying loans. We continue to issue securitization products focused on addressing affordable housing challenges. We may accept lower economic returns for securitizations that further certain elements of our mission and/or support our affordable housing goals while operating in a safe and sound manner.
Multifamily PCs
Multifamily PCs are fully guaranteed securitizations. In a Multifamily PC securitization, we retain the credit risk of the underlying mortgage loan by guaranteeing the principal and interest payments of the issued security while transferring the interest-rate and liquidity risks to the PC investors. Multifamily PCs are fully guaranteed pass-through securities with a 55-day payment delay that are collateralized by a single underlying mortgage loan. In exchange for providing our guarantee, we receive an ongoing guarantee fee that is designed to be commensurate with the risks assumed and that will, over the long-term, provide us with guarantee net interest income that is expected to exceed the credit, administrative, and implied capital costs of the underlying loans. We consolidate the securitization trusts used in these transactions and therefore do not account for Multifamily PC securitizations as sales of the underlying loans. As a result, we classify loans that we intend to securitize in Multifamily PC transactions as held-for-investment. After securitization, we often enter into CRT transactions, primarily MCIP and MSCR note transactions, to reduce our credit risk exposure to Multifamily PCs. See MD&A – Risk Management – Credit Risk – Multifamily Mortgage Credit Risk - Credit Enhancements for additional information on our CRT products.
The diagram below shows the process for acquiring and securitizing a mortgage loan into a PC transaction.

FREDDIE MAC | 2025 Form 10-K	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

PC Securitization
Mortgage Seller
Cash Purchase
Mortgage Loan
Cash
Freddie Mac
Guarantee
Cash (Guarantee Fee)
Mortgage Loan
Security
Freddie Mac Trust
Cash Auction
Security
Cash
Securities Dealers & Investors

K Certificates
Our K Certificate product offers investors a variety of structural and collateral options that provide for stable cash flows, plus the Freddie Mac guarantee. The volume and type of our K Certificate securitizations are generally influenced by our business strategy, the product mix and size of our securitization pipeline, and market demand for multifamily securities. While the amount of guarantee fees we receive may vary by collateral type and deal structure, it is generally fixed for those K Certificate series that we issue with regular frequency (e.g., 5-, 7- and 10-year fixed-rate K Certificates and floating rate K Certificates).
While K Certificates have historically been our principal securitization offering, we have recently changed our business strategy to focus primarily on issuing fully guaranteed securitizations.
In a senior subordinate K Certificate securitization, we transfer the interest-rate risk, liquidity risk, and a portion of the credit risk of the underlying collateral to third-party investors. The structures of these transactions involve the issuance of senior and subordinate securities that represent undivided beneficial interests in trusts that hold pools of multifamily loans that we previously purchased. In these securitizations, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior and subordinate securities and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. We do not issue or guarantee the subordinate securities. Because we do not consolidate our senior subordinate securitization trusts, we account for these transactions as sales of the underlying loans at securitization.
At inception of a senior subordinate K Certificate transaction, we recognize a guarantee asset. This asset, which represents the right to collect contractual fees in exchange for our guarantee of the issued senior mortgage-related securities, is recorded at fair value with subsequent changes in fair value recognized in earnings. The fair value of our guarantee assets may vary significantly from period-to-period based on changes in market conditions, including interest rates and credit spreads. Because our multifamily loans typically contain prepayment protection, decreasing interest rates generally result in higher guarantee asset fair values, with the opposite effect occurring when interest rates increase. Pursuant to our funds transfer pricing methodologies, gains and losses on interest-rate risk management derivative instruments are allocated to Multifamily to offset interest rate-related changes in fair value on guarantee assets. See Note 5 for additional information on our accounting for guarantees.

FREDDIE MAC | 2025 Form 10-K	32

Management's Discussion and Analysis	Our Business Segments | Multifamily
The diagram below shows a senior subordinate K Certificate transaction.

K Certificate Transactions

Lenders
Mortgage
Cash
Freddie Mac
Mortgage
Cash
Guarantee
Cash
(Guarantee Fee)
Guarantee
Non-
Freddie Mac
Trust
Guaranteed
Bonds
(Senior)
Cash
Freddie Mac
Trust
Unguaranteed
bonds (subordinate)
Cash
Guaranteed
K Certificates
Cash
Investors

In a fully guaranteed K Certificate transaction, we retain the credit risk of the underlying mortgage pool by guaranteeing the principal and interest payments of the issued securities, while transferring the interest-rate and liquidity risks to the K Certificate investors. Although we initially retain the credit risk of the mortgage pool, we expect to subsequently transfer a portion of the credit risk using MCIP and MSCR notes.
Consistent with Multifamily PCs, we consolidate the securitization trusts used in our fully guaranteed K Certificate transactions and therefore do not account for these securitizations as sales of the underlying loans. We account for the ongoing fees that we receive in exchange for issuing our guarantee as guarantee net interest income.
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
Resecuritization Products
We also offer Multifamily Giant PCs. Similar to the Single-Family Giant program, Multifamily Giant PCs enable investors to pool eligible PCs into a larger, single security to manage their portfolios more efficiently.
Other Mortgage-Related Guarantees
We also guarantee mortgage-related assets held by third parties in exchange for guarantee fees, without securitizing those assets. For example, we provide guarantees on certain tax-exempt multifamily housing revenue bonds issued by state and local housing finance authorities that are secured by low- and moderate-income multifamily loans.

FREDDIE MAC | 2025 Form 10-K	33

Management's Discussion and Analysis	Our Business Segments | Multifamily
Investing Activities

We primarily use our Multifamily mortgage-related investments portfolio to provide liquidity to the multifamily mortgage market by purchasing loans for our securitization pipeline. We may also hold certain multifamily mortgage loans or agency mortgage-related securities as investments. Depending on market conditions and our business strategy, we may purchase or sell Multifamily PCs, guaranteed K Certificates, or other securitization products at issuance or in the secondary market, including interest-only securities. Through our ownership of the securities, we are exposed to the market risk on the loans underlying our securitizations. We also invest in certain non-mortgage investments, including LIHTC partnerships and other secured lending activities. Our current investment in the LIHTC market is limited to $2 billion annually. Our ongoing investment in LIHTC partnerships helps to support and preserve the supply of affordable housing. We had investments in LIHTC partnerships with carrying values of $5.2 billion and $4.3 billion as of December 31, 2025 and December 31, 2024, respectively.
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
The following charts show the concentration of our 2025 Multifamily new business activity by our largest sellers and loan servicing by our largest servicers as of December 31, 2025. Any seller or servicer with a 10% or greater share is listed separately.
Percentage of New Business Activity

(Based on UPB of $76 billion)

14%
11%
10%
38%
27%
Berkadia Commercial Mortgage LLC
JLL Real Estate Capital, LLC
Walker & Dunlop, LLC
Other top 10 sellers
All other sellers

Percentage of Servicing Volume

(Based on UPB of $496 billion)

15%
13%
10%
37%
25%
Berkadia Commercial Mortgage LLC
CBRE Capital Markets, Inc.
JLL Real Estate Capital, LLC
Other top 10 servicers
All other servicers

FREDDIE MAC | 2025 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Multifamily
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
Housing and Mortgage Market Metrics

The table below presents certain multifamily housing and mortgage market indicators that can significantly affect our business and financial results. For example, vacancy rates provide insight into the balance between supply and demand. Meanwhile, effective rent growth, which accounts for concessions and discounts offered by landlords, represents the actual change in average rental income over time. Certain market and macroeconomic prior period data have been updated to reflect revised historical data.
Table 15 - Multifamily Housing and Mortgage Market Metrics(1)

	Year Ended December 31,
(UPB in billions)	2025	2024	2023
Apartment vacancy rates	6.7%	6.4%	5.8%
Change in effective rents (for the year ended December 31)	—%	1.7%	0.1%
Mortgage debt outstanding(2)	$2,396	$2,305	$2,203
Property price growth rate	(1.3)%	(3.0)%	(9.9)%
(1)    Sources: Apartment vacancy rates and change in effective rents - Moody's Analytics; Mortgage debt outstanding - Federal Reserve Financial Accounts of the United States of America; Property price growth rate - Real Capital Analytics Commercial Property Price Index (RCA CPPI).
(2)     For 2025, the mortgage debt outstanding balance is as of September 30, 2025 (the latest available information).
Business Results

The table and related discussion below present selected business results of our Multifamily segment.
Table 16 - Multifamily Segment Business Results

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(UPB in millions, units in thousands)	2025	2024	2023	Amount	%	Amount	%
New business activity:
UPB(1)	$76,421	$65,082	$48,349	$11,339	17%	$16,733	35%
Total units financed(2)	617	553	447	64	12	106	24
Mission-driven affordable housing percentage	66%	65%	66%
Outstanding index lock agreements and commitments(3)	$17,919	$15,733	$16,284	$2,186	14	($551)	(3)
New securitization activity(4):
Total UPB	$66,808	$55,243	$52,644	$11,565	21	$2,599	5
Senior subordinate securitizations	18,819	29,856	35,343	(11,037)	(37)	(5,487)	(16)
Fully guaranteed securitizations	47,989	25,387	17,301	22,602	89	8,086	47
Mortgage portfolio at period end:
UPB	$495,835	$466,635	$440,797	$29,200	6	$25,838	6
Fixed-rate percentage	84%	83%	80%
Average guarantee fees rate charged (bps)(5)	56	51	46
(1)     Excludes new LIHTC investments of $1.2 billion, $1.0 billion, and $0.9 billion for 2025, 2024, and 2023, respectively.
(2)    Includes rental units financed by supplemental loans.
(3)    At period end.
(4)    Excludes resecuritizations.

FREDDIE MAC | 2025 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Multifamily
(5)    Based on guarantee exposure of $425 billion, $399 billion, and $379 billion for 2025, 2024, and 2023, respectively, which includes guaranteed mortgage related securities that are consolidated on our balance sheet where income from guarantee fees is recognized in net interest income.
■    Our new business activity was $76.4 billion in 2025, up 17% compared to 2024, primarily driven by a larger multifamily originations market, coupled with the execution of our competitive strategies. Approximately 66% of this activity in 2025, based on UPB, was mission-driven, affordable housing, exceeding FHFA's minimum requirement of 50%. In 2025, $3.4 billion of our $76.4 billion new business activity was not subject to the $73 billion loan purchase cap.
■    Total securitization issuance UPB was $66.8 billion in 2025, up 21% compared to 2024, driven by a larger average securitization pipeline.
■    Our Multifamily mortgage portfolio was $496 billion as of December 31, 2025, up 6% compared to December 31, 2024, primarily driven by our new business activity.
■    The average guarantee fee rate on our guarantee exposures increased as of December 31, 2025 compared to December 31, 2024, primarily due to continued growth of fully guaranteed securitization issuances for which we charge higher guarantee fee rates. The average remaining guarantee term was six years and seven years as of December 31, 2025 and December 31, 2024, respectively. The profitability of our guarantee activities may vary and will depend on the actual performance of the underlying collateral that we have guaranteed.
Financial Results

The table below presents the financial results for our Multifamily segment. See Note 14 for additional information about segment financial results.
Table 17 - Multifamily Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$	%	$	%
Net interest income	$1,625	$1,224	$885	$401	33%	$339	38%
Non-interest income	1,787	2,869	2,077	(1,082)	(38)	792	38
Net revenues	3,412	4,093	2,962	(681)	(17)	1,131	38
(Provision) benefit for credit losses	(532)	(102)	(300)	(430)	(422)	198	66
Non-interest expense	(971)	(875)	(784)	(96)	(11)	(91)	(12)
Income before income tax expense	1,909	3,116	1,878	(1,207)	(39)	1,238	66
Income tax expense	(376)	(615)	(379)	239	39	(236)	(62)
Net income	1,533	2,501	1,499	(968)	(39)	1,002	67
Other comprehensive income (loss), net of taxes and reclassification adjustments	56	(4)	156	60	NM	(160)	NM
Comprehensive income	$1,589	$2,497	$1,655	($908)	(36)%	$842	51%
Key Drivers:
■    2025 vs. 2024
●    Net income of $1.5 billion, down 39% year-over-year.
–Net revenues were $3.4 billion, down 17% year-over-year.
◦Net interest income was $1.6 billion, up 33% year-over-year, primarily driven by an increase in the volume of fully guaranteed securitizations.
◦Non-interest income was $1.8 billion, down 38% year-over-year, primarily driven by lower revenues from held-for-sale loan purchase and securitization activities and impacts from interest-rate risk management activities.
–Provision for credit losses was $0.5 billion for 2025, primarily driven by a credit reserve build attributable to new loan purchase commitment and acquisition activities due to the change in our Multifamily business strategy and deterioration in the credit performance of certain delinquent loans.
■    2024 vs. 2023
●    Net income of $2.5 billion, up 67% year-over-year.
–Net revenues were $4.1 billion, up 38% year-over-year.
◦Net interest income was $1.2 billion, up 38% year-over-year, primarily driven by continued mortgage portfolio growth.

FREDDIE MAC | 2025 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Multifamily
◦Non-interest income was $2.9 billion, up 38% year-over-year, primarily driven by higher revenues from held-for-sale loan purchase and securitization activities, lower realized losses on sales of available-for-sale securities, and net impacts from index lock activities.
–Provision for credit losses was $0.1 billion for 2024, primarily driven by a credit reserve build attributable to deterioration in overall loan performance and new loan purchases, partially offset by a credit reserve release due to enhancements in our credit loss estimation process.

FREDDIE MAC | 2025 Form 10-K	37

Management's Discussion and Analysis	Risk Management
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
Enterprise Risk Framework

The Risk Framework defines how we manage risk to achieve our mission, strategic, and business objectives. By serving as the basis for managing risk in a consistent, effective, and efficient manner, the Risk Framework supports our financial strength and safe and sound operations through a range of stressful conditions. The Risk Framework is implemented through the Enterprise Risk Program, which consists of our enterprise-wide risk management practices and processes.
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

FREDDIE MAC | 2025 Form 10-K	38

Management's Discussion and Analysis	Risk Management
metrics with limits.
■    Risk Identification, Assessment, Control, and Monitoring Processes - Our Enterprise Risk Program supports risk management through enterprise-wide practices and processes designed to identify, assess, control, monitor, and report on all risks, including material and emerging risks.
■    Risk Profile - Risk profile represents an aggregate view of risk exposures and trends across risk types, relative to risk appetite and tolerance levels as of a given point in time. Risk profile reporting provides an advance warning of increasing risk exposure to stimulate a risk response. The Risk Framework requires accurate and timely reporting needed to manage risks. Regular reporting is provided to senior management and to the Board of Directors.
FHFA continues to increase supervisory expectations related to how risk is managed and overseen by management and the Board of Directors, and specifically the role of Enterprise Risk in providing independent risk oversight and effective challenge. As a result, we must continue to invest in our risk management practices to meet these expectations.
Enterprise Risk Governance Structure

We manage risk using a three lines model and our risk governance structure includes enterprise-wide oversight by the Board of Directors and its committees, the CRO, and senior management. Only legal risk is managed outside of the three lines model.
The first line consists of Business Divisions which have the responsibility to identify, assess, control, monitor, and report on all risks in executing their functions. First line is responsible for providing senior management and the Board and/or its committees with regular reporting on their division’s risk profile.
The second line consists of Enterprise Risk, which designs and implements a comprehensive and integrated risk and compliance program. In addition, Enterprise Risk provides independent oversight and effective challenge of first line divisions. Enterprise Risk is responsible for reporting on the enterprise risk profile to senior management, the Board of Directors, and the Board Risk and Audit Committees, including on significant risk exposures, adherence to Board Risk Appetite, outcomes of risk management reviews, significant changes, adequacy of the compliance program and adequacy of and adherence to corporate risk policies and standards.
The third line consists of Internal Audit, which provides independent and objective assurance, advice, insight, and foresight. Internal Audit’s activities evaluate the effectiveness and efficiency of governance, risk management, and control processes.
The Enterprise Risk Committee is a management level committee that reviews and discusses business-specific and enterprise-wide risks, mitigation actions, and risk matters that may be escalated to the Board or Board committees.
The Board of Directors provides enterprise-wide risk oversight, including through its committees. The Board of Directors also approves the Enterprise Risk Policy, which establishes the enterprise risk management program and framework; the Company Strategic Plan and the Annual Business Plan; and the enterprise risk appetite, which must be aligned with the Company Strategic Plan and the Annual Business Plan, subject to FHFA approval as Conservator. For additional information on the role of the Board of Directors' committees risk oversight responsibilities, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board and Board Committee Information.

FREDDIE MAC | 2025 Form 10-K	39

Management's Discussion and Analysis	Risk Management
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
For Multifamily credit exposures, we estimate the allowance for credit losses using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics, our historical experience (which includes the effects of natural disasters), and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current NOI, current LTV ratio, interest rate type, underlying property type, and property location. We simulate multiple forecast paths of economic variables, property values, and NOI over the loan's remaining contractual life. We also consider as model inputs expected recoveries from credit enhancements that are not freestanding contracts. Management adjustments to our model output may be necessary to take into consideration current economic events and other factors not considered within the model.

FREDDIE MAC | 2025 Form 10-K	40

Management's Discussion and Analysis	Risk Management
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 18 - Allowance for Credit Losses Activity

	December 31, 2025			December 31, 2024			December 31, 2023
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$6,691	$548	$7,239	$6,402	$447	$6,849	$7,746	$147	$7,893
Provision (benefit) for credit losses	758	532	1,290	374	102	476	(1,172)	300	(872)
Charge-offs	(478)	(126)	(604)	(511)	(2)	(513)	(643)	—	(643)
Recoveries collected	149	2	151	115	—	115	144	—	144
Net charge-offs	(329)	(124)	(453)	(396)	(2)	(398)	(499)	—	(499)
Other(1)	429	—	429	311	1	312	327	—	327
Ending balance	$7,549	$956	$8,505	$6,691	$548	$7,239	$6,402	$447	$6,849

Average loans outstanding during the year(2)	$3,118,201	$106,081	$3,224,282	$3,055,472	$66,741	$3,122,213	$3,002,523	$50,602	$3,053,125
Net charge-offs to average loans outstanding	0.01%	0.12%	0.01%	0.01%	—%	0.01%	0.02%	—%	0.02%
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
■    2025 vs. 2024 - The increase in charge-offs was primarily driven by a pool of Multifamily senior housing loans during 3Q 2025.
Table 19 - Allowance for Credit Losses Ratios

	December 31, 2025			December 31, 2024
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.23%	0.46%	0.24%	0.21%	0.46%	0.21%
Non-accrual loans to total loans outstanding	0.55	0.16	0.54	0.51	0.15	0.50
Allowance for credit losses to non-accrual loans	41.84	295.59	45.10	40.11	314.40	42.25
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$7,297	$671	$7,968	$6,381	$393	$6,774
Total loans outstanding(2)	3,145,436	145,593	3,291,029	3,092,137	84,554	3,176,691
Non-accrual loans(2)	17,442	227	17,669	15,908	125	16,033
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
■    December 31, 2025 vs. December 31, 2024 - The increase in the balance of loans in non-accrual status is primarily driven by an increase in average UPB of seriously delinquent loans.
See Note 6 for additional information on our allowance for credit losses and Note 4 for additional information on our non-accrual policy.

FREDDIE MAC | 2025 Form 10-K	41

Management's Discussion and Analysis	Risk Management
The table below shows the contractual principal payments due by specified timeframe for held-for-investment loans outstanding as of the period end.
Table 20 - Principal Amounts Due for Held-for-Investment Loans

	December 31, 2025
(In millions)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through 15 Years	Due after 15 Years	Total
Single-Family:
Fixed-rate	$94,713	$404,998	$1,112,877	$1,475,943	$3,088,531
Adjustable-rate	731	3,317	9,782	15,584	29,414
Total Single-Family	95,444	408,315	1,122,659	1,491,527	3,117,945
Multifamily:
Fixed-rate	2,430	64,347	66,172	3,426	136,375
Adjustable-rate	1,065	3,066	12,618	—	16,749
Total Multifamily	3,495	67,413	78,790	3,426	153,124
Cost basis and fair value adjustments, net					26,965
Total(1)					$3,298,034
(1)Includes $7.0 billion multifamily held-for-investment loans for which we have elected the fair value option as of December 31, 2025.
Single-Family Mortgage Credit Risk

We manage our exposure to Single-Family mortgage credit risk, which is a type of consumer credit risk, using the following principal strategies:
■    Maintaining credit quality of new business activity through eligibility standards, quality control practices, and monitoring seller/servicer performance;
■    Obtaining credit enhancements and transferring credit risk to third-party investors;
■    Monitoring loan performance and characteristics;
■    Engaging in loss mitigation activities; and
■    Managing foreclosure and REO activities.
Credit Quality of New Business Activity

We employ multiple strategies to maintain loan quality:
■    Our eligibility requirements are set forth in our underwriting standards, which are published in our Guide and in various contracts with sellers, and incorporated where practical in Freddie Mac Loan Advisor®. These underwriting standards establish the requirements our sellers apply when originating loans in compliance with representations and warranties to us;
■    Loan quality control practices, including post-closing review and our remedy management repurchase process, help to validate that the loan origination process is acceptable to us; and
■    Seller/servicer monitoring, including review of their in-house quality control as well as our loan performance monitoring, helps to maintain quality control for loans sold and/or serviced by third parties.
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
We establish more strict eligibility standards for loans with certain higher risk characteristics. These standards are designed to balance our credit risk exposure while supporting affordable housing in a responsible manner. Our purchase guidelines generally provide for:
■    A maximum original LTV ratio of 97% for purchase and no cash-out refinance loans and
■    A maximum original LTV ratio of 80% for cash-out refinance loans.
Our ability to assess the credit quality of our Single-Family mortgage portfolio and loan acquisitions could be adversely affected by changes resulting from the COVID-19 pandemic. The CARES Act required creditors to report to credit bureaus that loans in

FREDDIE MAC | 2025 Form 10-K	42

Management's Discussion and Analysis	Risk Management
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
Substantially all of the loans we purchase are assessed by Freddie Mac's proprietary underwriting software tools, LPA or Loan Quality Advisor®, prior to purchase, helping validate their compatibility with our risk appetite. Any loans that are not assessed by Freddie Mac’s proprietary underwriting software are manually underwritten by the seller in accordance with contractual requirements.
We offer limited representation and warranty relief for certain loan components that satisfy automated data evaluation related to appraisal quality, valuation, borrower assets, borrower income, borrower employment status, and certain condominium project requirements. In general, limited representation and warranty relief is offered when information is validated through the use of independent data sources and/or Freddie Mac analytics and risk assessments.
If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include, but are not limited to, the ability to require the seller or servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. Our current remedies framework provides for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" may result in a repurchase request or a repurchase alternative, such as recourse or indemnification. We implemented a pilot program in 2024 that provides participating sellers with a fee-based alternative to performing loan repurchases. Beginning in 1Q 2025 the pilot program was expanded to all eligible sellers and now comprises a significant share of our new business activity. The pilot program continues to maintain the protections related to delinquent loans and charter violations outlined in the selling and servicing representation and warranty framework for mortgage loans. Sellers that choose not to participate in the pilot program still have access to other repurchase alternatives, including the new fee-only alternative we implemented in 1Q 2025 for eligible loans. If the fee-only alternative is offered on a performing loan, sellers will be able to pay a fee in exchange for immediate representation and warranty relief on that loan.
Under our current selling and servicing representation and warranty framework for our mortgage loans, we relieve sellers of repurchase obligations for breaches of certain selling representations and warranties for certain types of loans, including:
■    Loans that have established an acceptable payment history for 36 months of consecutive, on-time payments after purchase, subject to certain exclusions and
■    Loans that have satisfactorily completed a quality control review.
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
Monitoring Seller/Servicer Performance
We actively monitor seller and servicer performance, including compliance with our standards. We maintain approval standards for our seller/servicers, which include requiring our sellers to maintain an in-house quality control program with written procedures that operates independently of the seller’s underwriting and origination functions. We monitor servicer performance

FREDDIE MAC | 2025 Form 10-K	43

Management's Discussion and Analysis	Risk Management
using our Servicer Success Scorecard. In addition, we perform servicing and loan modification quality control reviews on selected servicers through random sampling of delinquent loans and loan modifications.
Underwriting Restrictions Related to Purchase Agreement
Pursuant to the Purchase Agreement and subject to such exceptions as FHFA may prescribe, we were required to implement a program reasonably designed to ensure that each single-family mortgage loan acquired is: (1) a qualified mortgage; (2) exempt from the CFPB’s ability-to-repay requirements; (3) secured by an investment property; (4) a refinancing with streamlined underwriting for high LTV ratios; (5) a loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or (6) secured by manufactured housing.
For additional information, see MD&A - Conservatorship and Related Matters - Limits on our Secondary Market Activities and Single-Family Loan Acquisitions.
Supporting Affordable Housing
We continued working to improve access to affordable and sustainable housing. For example, our Home Possible® and Home One® initiatives offer down payment options as low as 3% and are designed to help qualified borrowers with limited savings buy a home. We purchased approximately 172,000 loans under these initiatives in 2025. Our Refi Possible® initiative provides more flexibility to help low- and moderate-income borrowers refinance their existing mortgages and lower their monthly payments. We offer programs that support responsible access to affordable housing by:
■    Providing homebuyer and financial education through our CreditSmart® learning suite and our Borrower Help Centers and
■    Implementing the Duty to Serve underserved markets plan.
While we are responsibly serving low- and moderate-income borrowers and underserved markets, these loans may result in increased credit risk. See MD&A - Regulation and Supervision - Federal Housing Finance Agency - Duty to Serve Underserved Markets Plan for additional information.
Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. See MD&A - Our Business Segments - Single-Family - Housing and Mortgage Market Metrics for additional information on market conditions. Additionally, when managing our new acquisitions, we consider our risk limits and guidance from FHFA and capital requirements under the ERCF. This may affect the volume and characteristics of our loan acquisitions. See MD&A - Regulation and Supervision - Federal Housing Finance Agency for additional information on guidance from FHFA.
The charts below show the credit profile of the single-family loans we purchased or guaranteed.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score

Weighted Average Original DTI Ratio

FREDDIE MAC | 2025 Form 10-K	44

Management's Discussion and Analysis	Risk Management
The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 21 - Single-Family New Business Activity

	Year Ended December 31,
	2025		2024		2023
(Dollars in millions, except average loan UPB)	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$352,376	90%	$329,516	95%	$285,854	95%
15-year or less, amortizing fixed-rate	26,424	7	14,120	4	10,769	4
Adjustable-rate	9,865	3	2,772	1	3,263	1
Total	$388,665	100%	$346,408	100%	$299,886	100%

Average loan UPB (in thousands)	$351		$337		$314

Percentage of purchases
DTI ratio > 45%		27%		29%		27%
Original LTV ratio > 90%		23		24		26
Transaction type:
Guarantor swap		68		66		72
Cash window		32		34		28
Property type:
Detached single-family houses and townhouses		92		91		91
Condominium or co-op		8		9		9
Occupancy type:
Primary residence		94		93		92
Second home		2		2		2
Investment property		4		5		6
Loan purpose:
Purchase		76		83		88
Cash-out refinance		9		8		8
Other refinance		15		9		4
Credit Enhancements

To reduce our credit risk exposure, we engage in various types of credit enhancements, including primary mortgage insurance and CRT transactions. Our Charter requires coverage by specified credit enhancements or participation interests on single-family loans with LTV ratios above 80% at the time of purchase. Most of our loans with LTV ratios above 80% are credit enhanced by primary mortgage insurance, which provides loan-level credit enhancement against loss up to a specified amount, the premium for which is typically paid by the borrower. Generally, an insured loan must be in default and the borrower's interest in the underlying property must have been extinguished, such as through a short sale or foreclosure sale, before a claim can be filed under a primary mortgage insurance policy (such policies do not cover losses from payment deferral plans and loan modifications). The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount.
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

FREDDIE MAC | 2025 Form 10-K	45

Management's Discussion and Analysis	Risk Management
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

FREDDIE MAC | 2025 Form 10-K	46

Management's Discussion and Analysis	Risk Management
We monitor the costs and potential benefits provided by the CRT coverage we have obtained on a regular basis, including the impact of CRT on our capital requirements under the ERCF. We may periodically terminate certain CRT transactions, through the exercise of contractual call options, repurchases of outstanding securities, or other means, if we determine prior to contractual maturity that they are no longer economically sensible.
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
Table 22 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	Year Ended December 31,
	2025		2024		2023
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$145,988	$37,974	$135,459	$35,595	$125,352	$33,032

CRT transactions:
STACR	98,509	3,040	131,388	3,785	85,693	2,838
ACIS	64,784	2,054	47,301	1,625	28,080	999
Other	2,544	572	2,278	547	1,046	317
Total CRT issuance	$165,837	$5,666	$180,967	$5,957	$114,819	$4,154

FREDDIE MAC | 2025 Form 10-K	47

Management's Discussion and Analysis	Risk Management
(1)The primary mortgage insurance and CRT transactions presented in this table are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and CRT transactions.
(2)The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 23 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	December 31, 2025
(Dollars in millions)	UPB	% of Portfolio	Maximum Coverage(1)
Primary mortgage insurance(2)	$680,950	22%	$181,462
STACR	1,165,412	37	24,935
ACIS	594,409	19	15,081
Other	38,373	1	10,361
Less: UPB with multiple credit enhancements and other reconciling items(3)	(552,393)	(18)	—
Single-Family mortgage portfolio - credit-enhanced	1,926,751	61	231,839
Single-Family mortgage portfolio - non-credit-enhanced	1,229,539	39	N/A
Total	$3,156,290	100%	$231,839

	December 31, 2024
(Dollars in millions)	UPB	% of Portfolio	Maximum Coverage(1)
Primary mortgage insurance(2)	$658,104	21%	$174,445
STACR	1,196,740	39	28,471
ACIS	754,489	24	16,474
Other	38,951	1	10,643
Less: UPB with multiple credit enhancements and other reconciling items(3)	(733,818)	(23)	—
Single-Family mortgage portfolio - credit-enhanced	1,914,466	62	230,033
Single-Family mortgage portfolio - non-credit-enhanced	1,189,708	38	N/A
Total	$3,104,174	100%	$230,033
(1)The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
(2)    Amounts exclude certain loans for which we do not control servicing, as the coverage information for these loans is not readily available to us.
(3)    Other reconciling items primarily include timing differences in reporting cycles between the UPB of certain CRT transactions and the UPB of the underlying loans.
Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our Single-Family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 24 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	December 31, 2025		December 31, 2024
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	22%	1.19%	21%	1.12%
CRT and other	52	0.68	54	0.66
Non-credit-enhanced	39	0.40	38	0.43
Total	N/A	0.59	N/A	0.59
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
The table below provides information on the percentage of UPB of the Single-Family mortgage portfolio with credit enhancement coverage by year of origination.

FREDDIE MAC | 2025 Form 10-K	48

Management's Discussion and Analysis	Risk Management
Table 25 - Credit Enhancement Coverage by Year of Origination

	December 31, 2025		December 31, 2024
(Dollars in millions)	UPB	% of UPB with Credit Enhancement	UPB	% of UPB with Credit Enhancement
Year of Loan Origination
2025	$333,408	38%	N/A	N/A
2024	291,739	68	$309,757	39%
2023	211,793	76	250,712	73
2022	364,361	69	399,741	69
2021	841,701	64	912,364	64
2020 and prior	1,113,288	58	1,231,600	61
Total	$3,156,290	61	$3,104,174	62
The following table provides information on the characteristics of the loans in our Single-Family mortgage portfolio without credit enhancement.
Table 26 - Single-Family Mortgage Portfolio Without Credit Enhancement(1)

	December 31, 2025		December 31, 2024
(Dollars in millions)	UPB	% of Portfolio	UPB	% of Portfolio
Low original LTV ratio(1)(2)	$666,337	21%	$675,499	22%
Short-term(1)(3)	179,203	6	178,179	6
Recently acquired(1)(4)	247,283	8	206,274	7
Other(1)(5)	136,716	4	129,756	3
Single-Family mortgage portfolio - non-credit-enhanced	$1,229,539	39%	$1,189,708	38%
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
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both December 31, 2025 and December 31, 2024. These amounts are included in other assets on our consolidated balance sheets. See Note 3 and Note 6 for additional information on accounting for credit enhancements.
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

FREDDIE MAC | 2025 Form 10-K	49

Management's Discussion and Analysis	Risk Management
Loan Characteristics
The table below contains a description of some of the credit characteristics that we monitor for loans in our Single-Family mortgage portfolio.

Credit Characteristic	Description	Impact on Credit Quality
LTV ratio(1)	Loan-to-value ratio. The ratio of the unpaid principal amount of the loan to the value of the property that serves as collateral for the loan, expressed as a percentage	•	Measures ability of the underlying property to cover our exposure on the loan
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loan
		•	Lower LTV ratios indicate borrowers are more likely to repay
Credit score(1)	Statistically-derived number that may indicate a borrower's likelihood to repay debt	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores
Loan purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings, which increase the LTV ratios, generally have a higher risk of default than loans originated in purchase or other refinance transactions
Property type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Condominiums historically have experienced greater volatility in house prices than detached single-family houses, which may expose us to more risk
		•	Condominiums face additional risks. These risks, typically managed by the property's condominium association, include the association's financial stability and the physical condition of buildings and common areas
Occupancy type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
DTI ratio(1)	Debt-to-income ratio. The ratio of borrowers' total monthly debt payments to gross monthly income	•	Borrowers with lower DTI ratios are generally more likely to repay their loans than those with higher DTI ratios
		•	DTI ratios are at the time of origination and may not be indicative of borrowers' current creditworthiness
Geographic concentration	Indicates whether our mortgage portfolio is diversified geographically	•	Geographic concentrations may increase the exposure of our mortgage portfolio to credit risk, as regional economic conditions may affect a borrower's ability to repay and the underlying property value
		•	Geographic diversification reduces the credit risk impact of an economic downturn in or a catastrophic event that disproportionately affects a particular geographic area
Loan age	Number of years since loan origination	•	Credit losses on mortgage loans typically are low during the first few years after origination and may increase subsequently depending on macroeconomic conditions and other factors as the benefit of underwriting wanes. We generally purchase loans shortly after origination and, as a result, the period of loan origination may be different from the period of loan acquisition
(1)See Glossary for additional details.

FREDDIE MAC | 2025 Form 10-K	50

Management's Discussion and Analysis	Risk Management
Loan Characteristics and Serious Delinquency Rate
The table below contains details of the characteristics and serious delinquency rates of the loans in our Single-Family mortgage portfolio.
Table 27 - Credit Quality Characteristics and Serious Delinquency Rates of Our Single-Family Mortgage Portfolio(1)

	December 31, 2025
(Dollars in millions)	UPB	Original Credit Score	Current Credit Score	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2025	$333,409	757	753	77%	76%	0.06%
2024	291,738	753	752	78	74	0.56
2023	211,793	750	743	79	71	1.06
2022	364,361	746	741	76	63	1.01
2021	841,701	752	755	71	49	0.44
2020 and prior	1,113,288	750	761	73	37	0.60
Total	$3,156,290	751	754	74	53	0.59

	December 31, 2024
(Dollars in millions)	UPB	Original Credit Score	Current Credit Score	Original LTV Ratio	Current LTV Ratio	SDQ Rate
Single-Family mortgage portfolio year of origination:
2024	$309,757	754	749	78%	76%	0.12%
2023	250,712	751	749	79	72	0.68
2022	399,741	746	743	76	65	0.95
2021	912,364	752	756	71	50	0.42
2020	665,137	761	768	71	43	0.25
2019 and prior	566,463	738	752	75	33	0.91
Total	$3,104,174	751	755	74	52	0.59
(1)Excludes certain credit quality characteristics and serious delinquency rate information on loans underlying certain securitization products for which data was not available.

FREDDIE MAC | 2025 Form 10-K	51

Management's Discussion and Analysis	Risk Management
Table 28 - Characteristics of the Loans in Our Single-Family Mortgage Portfolio

	December 31, 2025		December 31, 2024
(Dollars in millions, except average loan UPB)	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$2,847,499	91%	$2,775,489	90%
15-year or less, amortizing fixed-rate	267,548	8	292,763	9
Adjustable-rate and other	41,243	1	35,922	1
Total	$3,156,290	100%	$3,104,174	100%

Loan count (in thousands)	13,933		13,882
Average loan UPB (in thousands)	$227		$224

Percentage of portfolio based on UPB
Original LTV ratio range:
60% and below		21%		22%
Above 60% to 80%		49		49
Above 80% to 90%		13		12
Above 90% to 100%		17		16
Above 100%		—		1
Portfolio weighted average original LTV ratio		74		74
Current LTV ratio range:
60% and below		65		68
Above 60% to 80%		23		23
Above 80% to 90%		7		6
Above 90% to 100%		5		3
Above 100%		—		—
Portfolio weighted average current LTV ratio		53		52
Original credit score:
740 and above		66		64
700 to 739		20		21
680 to 699		6		7
660 to 679		4		4
620 to 659		3		3
Less than 620		1		1
Portfolio weighted average original credit score		751		751
Current credit score:
740 and above		72		72
700 to 739		13		13
680 to 699		4		4
660 to 679		3		3
620 to 659		3		4
Less than 620		5		4
Portfolio weighted average current credit score		754		755
DTI ratio:
Above 45%		19		18
Portfolio weighted average DTI ratio		36		36
Property type:
Detached single-family houses and townhouse		92		92
Condominium or co-op		8		8
Occupancy type at origination:
Primary residence		92		92
Second home		3		3
Investment property		5		5
Loan purpose:
Purchase		53		50
Cash-out refinance		18		19
Other refinance		29		31

FREDDIE MAC | 2025 Form 10-K	52

Management's Discussion and Analysis	Risk Management
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 29 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	December 31, 2025
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	49%	0.04%	16%	0.05%	5%	0.07%	2%	0.09%	—%	NM	72%	0.04%
700 to 739	7	0.21	3	0.19	1	0.26	2	0.22	—	NM	13	0.21
680 to 699	2	0.40	1	0.41	—	NM	1	0.48	—	NM	4	0.41
660 to 679	2	0.64	1	0.64	—	NM	—	NM	—	NM	3	0.66
620 to 659	2	1.41	1	1.40	—	NM	—	NM	—	NM	3	1.45
Less than 620	3	6.60	1	9.14	1	11.05	—	NM	—	NM	5	7.66
Total	65%	0.47	23%	0.81	7%	1.04	5%	1.00	—%	NM	100%	0.59

	December 31, 2024
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	50%	0.04%	16%	0.05%	4%	0.09%	2%	0.10%	—%	NM	72%	0.05%
700 to 739	9	0.22	2	0.22	2	0.25	1	0.18	—	NM	14	0.22
680 to 699	2	0.45	2	0.40	—	NM	—	NM	—	NM	4	0.44
660 to 679	2	0.73	1	0.66	—	NM	—	NM	—	NM	3	0.71
620 to 659	2	1.60	1	1.62	—	NM	—	NM	—	NM	3	1.60
Less than 620	3	7.95	1	10.62	—	NM	—	NM	—	NM	4	8.80
Total	68%	0.51	23%	0.82	6%	1.00	3%	0.75	—%	NM	100%	0.59
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
Natural Disaster Risk Management
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

FREDDIE MAC | 2025 Form 10-K	53

Management's Discussion and Analysis	Risk Management
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
Single-Family Delinquency Rates
The percentage of loans that were one month past due decreased as of December 31, 2025 compared to December 31, 2024 while the percentage of loans that were two months past due stayed flat as of December 31, 2025 compared to December 31, 2024. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate stayed flat at 0.59% as of December 31, 2025 compared to December 31, 2024. See Note 4 for additional information on the payment status of our single-family mortgage loans.

FREDDIE MAC | 2025 Form 10-K	54

Management's Discussion and Analysis	Risk Management
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
Table 30 - Seriously Delinquent Single-Family Loans

	December 31, 2025			December 31, 2024
(Dollars in millions)	UPB	Loan Count	% of Total(1)	UPB	Loan Count	% of Total(1)
<= 1 year	$15,559	67,178	83%	$14,885	67,264	82%
> 1 year and <= 2 years	2,418	10,649	13	2,136	10,250	12
> 2 years and <= 4 years	527	2,493	3	558	2,970	4
> 4 years	270	1,150	1	417	1,861	2
Total	$18,774	81,470	100%	$17,996	82,345	100%
(1)Based on loan count.
See Note 4 for additional information on the payment status of our single-family mortgage loans.
Loss Mitigation Activities

We offer a variety of borrower assistance programs. Servicers perform loss mitigation activities as well as foreclosures on loans that they service for us. Our loss mitigation strategy emphasizes early intervention by servicers in delinquent loans and offers alternatives to foreclosure by providing servicers with default management programs designed to manage delinquent loans and to assist borrowers in maintaining homeownership or facilitate foreclosure alternatives. FHFA has required, and could require in the future, that we make changes to our loss mitigation activities. For purposes of the disclosures below related to loss mitigation activities, we generally exclude loans for which we do not control servicing. See Note 4 for additional information on our loss mitigation activities.
Our loan workouts include both home retention options and foreclosure alternatives.
Loan Workout Activities
Home Retention Options
We require our servicers to attempt to establish contact with the borrowers to discuss the most appropriate options for delinquency resolution. When the contact is established, we require our servicers first to evaluate the loan for a forbearance plan, repayment plan, payment deferral plan, or loan modification, because our level of recovery on a loan that reperforms is often higher than for a loan that proceeds to a foreclosure alternative or foreclosure. Although workout options are often less costly than a foreclosure, we incur costs as a result of our loss mitigation activities. Specifically, payment deferral plans result in non-interest-bearing balances we have to finance for the life of the mortgage, resulting in economic costs to us. Additionally, we incur economic losses on loan modifications that involve an interest rate reduction or principal forbearance, and we incur expenses related to incentive fees we pay to servicers for certain successfully completed loan workouts.
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
■    Payment deferral plans - Arrangements that allow borrowers to return to current status by deferring delinquent principal and interest into a non-interest-bearing principal balance that is due at the earliest of the payoff date, maturity date, or sale or transfer of the property. The remaining mortgage term, interest rate, payment schedule, and maturity date remain unchanged and no trial period plan is required. The number of months of payments deferred varies based upon the type of hardship the borrower is experiencing.
■    Loan modifications - Contractual plans that may involve changing the terms of the loan such as payment delays, interest

FREDDIE MAC | 2025 Form 10-K	55

Management's Discussion and Analysis	Risk Management
rate reductions, term extensions, or a combination of these items. Payment delays in our loan modification programs most commonly consist of adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, and may also include principal forbearance, in which a portion of the principal balance becomes non-interest-bearing and is due at the earliest of the payoff date, maturity date, or sale or transfer of the property. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. If a borrower fails to complete the trial period, the loan is considered for our other workout activities. These modification programs offer certain terms to eligible borrowers, including extension of the loan's term up to 480 months and a fixed interest rate. Servicers are paid incentive fees for each completed modification, and there are limits on the number of times a loan may be modified. Our primary loan modification program is the Freddie Mac Flex Modification® program, which is designed to create a suitable payment reduction through payment delays, interest rate reduction, and term extension. Freddie Mac announced updates to the Flex Modification® program on May 29, 2024 and those updates went into effect with all new evaluations beginning December 1, 2024. These updates revised how payment delays, rate reductions, and term extensions are determined in order to create greater borrower eligibility and create greater consistency in suitable payment reduction percentages.
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
The table below provides details about the single-family loan workout activities that were completed during the periods presented.
Table 31 - Single-Family Completed Loan Workout Activity

	Year Ended December 31,
	2025		2024		2023
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$9,134	35	$8,652	32	$9,126	35
Loan modifications	9,786	35	6,318	25	4,956	22
Forbearance plans and other(1)	5,841	24	4,642	20	5,318	24
Total	$24,761	94	$19,612	77	$19,400	81
(1)The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, finalized payment deferral plans, settled loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the year, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 21,000 loans in active forbearance plans and approximately 17,000 loans in other active loss mitigation activity as of December 31, 2025.
The table below contains credit characteristic data on our single-family modified loans.
Table 32 - Credit Characteristics of Single-Family Modified Loans(1)

(Dollars in millions)	December 31, 2025	December 31, 2024
UPB	$33,661	$29,730
Percent of portfolio	1%	1%
CLTV ratio	52	47
SDQ rate	7.67	7.26
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program.

FREDDIE MAC | 2025 Form 10-K	56

Management's Discussion and Analysis	Risk Management
The table below contains information about the payment performance of modified loans in our Single-Family mortgage portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.
Table 33 - Payment Performance of Single-Family Modified Loans(1)

	Quarter of Loan Modification Completion
	4Q 2024	3Q 2024	2Q 2024	1Q 2024	4Q 2023	3Q 2023	2Q 2023	1Q 2023
Current or paid off one year after modification:	63%	65%	66%	66%	66%	68%	73%	73%
Current or paid off two years after modification:	N/A	N/A	N/A	N/A	69	70	74	75
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program.
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
The following table includes information about the performance of our relief refinance mortgage portfolio.
Table 34 - Single-Family Relief Refinance Loans

	December 31, 2025			December 31, 2024
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% original LTV	$4,496	40,421	0.72%	$5,111	44,151	0.78%
Above 100% to 125% original LTV	8,566	77,119	0.71	9,837	84,958	0.76
Above 80% to 100% original LTV	14,725	146,459	0.59	16,983	162,335	0.66
80% and below original LTV	20,413	275,141	0.50	24,155	316,960	0.52
Total	$48,200	539,140	0.57	$56,086	608,404	0.61
Foreclosure and REO

When we are unable to successfully execute a loan workout and the loan remains delinquent, we may ultimately pursue foreclosure. In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses. We typically acquire properties as a result of borrower defaults and subsequent foreclosures or deeds in lieu of foreclosure on loans that we own or guarantee. We evaluate the market for, and condition of, newly acquired REO properties, determine if repairs will be performed and manage such repairs, determine occupancy status and whether there are legal or other issues to be addressed, and determine our sale or disposition strategy. We monitor and adjust our REO repair and maintenance strategies based upon a number of factors including market conditions and regulatory requirements, which could increase our costs and extend the time needed to dispose of REO properties. When we sell REO properties, we typically provide an initial period where we consider offers by owner occupants and entities engaged in community stabilization activities before offers by investors. We also consider disposition strategies, such as auctions, as appropriate to improve collateral recoveries and/or when traditional sales strategies (i.e., marketing via Multiple Listing Service and a real estate agent) may not be as effective. Our management of REO properties is also governed by federal fair housing/fair lending requirements.
We are subject to various state and local laws that affect the foreclosure process. The pace and volume of REO acquisitions are affected not only by the delinquent loan population but also by when we can initiate the foreclosure process and the length of the process. These factors extend the time it takes for loans to be foreclosed upon and for the underlying properties to transition to REO.
The volume of our foreclosure sales, which include foreclosure sales that result in our acquisition of the underlying properties and third-party foreclosure sales, was approximately 5,000, 4,000, and 5,000 in 2025, 2024, and 2023, respectively.

FREDDIE MAC | 2025 Form 10-K	57

Management's Discussion and Analysis	Risk Management
The table below shows our Single-Family REO activity.
Table 35 - Single-Family REO Activity

	Year Ended December 31,
	2025		2024		2023
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	2,324	$388	2,499	$354	2,218	$280
Additions	2,813	555	2,223	379	2,600	363
Dispositions	(2,796)	(477)	(2,398)	(345)	(2,319)	(289)
Ending balance - REO	2,341	466	2,324	388	2,499	354
Beginning balance, valuation allowance		(9)		(3)		(2)
Change in valuation allowance		(27)		(6)		(1)
Ending balance, valuation allowance		(36)		(9)		(3)
Ending balance - REO, net		$430		$379		$351
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
The table below presents Single-Family collateral deficiency ratios for REO dispositions and third-party foreclosure sales. We did not have a significant number of short sales in 2025.
Table 36 - Single-Family Collateral Deficiency Ratios

	Year Ended December 31,
	2025	2024	2023
REO dispositions and third-party foreclosure sales(1)	5.5%	(1.8)%	(5.2)%
(1)Negative ratios indicate that the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, exceeded the UPB of the related loan.
REO Property Status
A portion of our REO portfolio is unable to be marketed at any given time because the properties are occupied, involved in legal matters (e.g., bankruptcy or other litigation), or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods increase the average holding period of our inventory by 10% or more. As of December 31, 2025, approximately 27% of our REO properties were unable to be marketed because the properties were occupied, located in states with a redemption period, or subject to other legal matters. Another 18% of the properties were being prepared for sale (i.e., valued, marketing strategies determined, and repaired). As of December 31, 2025, approximately 37% of our REO properties were listed and available for sale, and 18% of our inventory was pending the settlement of sales. Though it varied significantly by state, the average holding period of our single-family REO properties, excluding any redemption period, was 313 days and 345 days for our REO dispositions during 2025 and 2024, respectively.
Multifamily Mortgage Credit Risk

We manage our exposure to multifamily mortgage credit risk, which is a type of commercial real estate credit risk, using the following principal strategies:
■    Maintaining credit quality of new business activity through completing our own underwriting, credit, and legal review;
■    Obtaining credit enhancements and transferring credit risk to third-party investors; and
■    Managing our portfolio, including loss mitigation activities.

FREDDIE MAC | 2025 Form 10-K	58

Management's Discussion and Analysis	Risk Management
Credit Quality of New Business Activity

We use a prior-approval underwriting approach for multifamily loans, completing our own underwriting, credit review, and legal review for each new loan prior to issuing a loan purchase commitment. This helps us to maintain credit discipline throughout the process. Occasionally, we securitize loans or bonds contributed by third parties that are underwritten by us after origination. As multifamily loans are generally nonrecourse to the borrower, our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. A higher DSCR and/or a lower LTV indicates lower credit risk. Our standards define maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Loans are generally underwritten with a maximum original LTV ratio of 80% and a DSCR of greater than 1.25, assuming monthly payments that reflect amortization of principal. However, certain loans may have a higher LTV ratio and/or a lower DSCR, typically when this will serve our mission and contribute to achieving our affordable housing goals.
Underwriting consideration is also given to qualitative factors, such as borrower experience and financial strength, the type and location of the property, and the strength of the local market. These and other factors, including the LTV ratio and DSCR, ultimately affect the amount of expected credit loss on a given loan. Sellers provide certain representations and warranties regarding the loans they sell to us and are required to repurchase loans or indemnify us when there has been a breach of representation or warranty. These representations and warranties are made as of the date the loan is sold to Freddie Mac, and unless Freddie Mac agrees to an exception to the representation and warranty at purchase, the repurchase remedy may be claimed upon proof of the breach. While there has been an increase in the volume of seller repurchase and indemnification activities attributable to breaches of seller representation and warranties, these activities have remained limited. However, the volume of these activities may increase in the future.
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
To reduce credit risk exposure to floating rate loans, we generally require borrowers to purchase interest rate caps to protect against large movements in interest rates. This underwriting requirement protects both the borrower and Freddie Mac as rising interest rates generally result in higher debt service payments and financing costs, thereby reducing net property cash flows. We generally require a minimum term two-year interest rate cap to be in place at origination with an escrow established for the cost to purchase replacement caps through the maturity of the loan. Replacing a required interest rate cap, especially one with a longer term and/or lower strike rate, becomes more expensive in volatile and rising interest rate environments. The cost of interest rate caps has risen significantly in recent years and while there is no guarantee that this escrow will be sufficient to purchase the required replacement cap, the escrow amount is reevaluated every six months to help reduce the risk that there are inadequate funds available to purchase a replacement cap.
The charts below provide the weighted average original LTV ratio and original DSCR for our new business activity.
Weighted Average Original LTV Ratio
Weighted Average Original DSCR(1)
(1) Assumes monthly payments that reflect amortization of principal.

FREDDIE MAC | 2025 Form 10-K	59

Management's Discussion and Analysis	Risk Management
The table below presents the percentage of our Multifamily new business activity that had certain characteristics that may be considered higher risk.
Table 37 - Percentage of Multifamily New Business Activity With Higher Risk Characteristics

	Year Ended December 31,
	2025	2024	2023
Original LTV ratio greater than 80%	—%	1%	1%
Original DSCR less than or equal to 1.10	2	2	5
Credit Enhancements

Types of Credit Enhancements
In connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower and reduce our required capital. For example, at the time of loan acquisition or guarantee, we may obtain recourse and/or indemnification protection from our lenders or sellers. After acquisition, we reduce our credit risk exposure to the underlying borrower through our senior subordinate securitizations and our MCIP and MSCR notes. The timing of our MCIP and MSCR notes transactions can vary as we aggregate adequately sized reference pools to execute transactions.
Historically, we transferred credit risk to third parties primarily through subordination, which is created through our securitization products. With the recent business strategy change to focus primarily on issuing fully guaranteed securitization transactions, we have shifted our approach to primarily using MCIP and MSCR notes to transfer credit risk. In determining the nature and extent of our credit enhancement activities, we consider a number of factors, including the degree of regulatory capital relief provided by a transaction, our risk appetite, the cost of CRT transactions, and our internal view of future multifamily market conditions.
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
In a typical MCIP or MSCR notes transaction, we transfer to third-party investors a portion of the credit risk between a specified attachment point and a detachment point which may vary based on numerous factors, such as the type of collateral and market conditions. We generally retain the initial loss position and at least 5% of the credit risk of all the positions sold to align our interests with those of the investors.
In addition to these CRT products, we may engage in whole loan sales to eliminate our interest-rate risk, liquidity risk, and credit risk exposure to certain loans.

FREDDIE MAC | 2025 Form 10-K	60

Management's Discussion and Analysis	Risk Management
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions upon issuance. We evaluate and update our risk transfer strategy as needed depending on our business strategy, market conditions, and regulatory requirements.
Table 38 - Multifamily Mortgage Portfolio CRT Issuance

	Year Ended December 31,
	2025		2024		2023
(In millions)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)
Subordination	$16,905	$1,090	$27,873	$1,670	$34,034	$2,250
MSCR	42,899	837	17,504	412	17,026	407
MCIP	42,899	848	33,243	703	15,860	340
Lender risk-sharing	1,001	107	1,081	119	808	104
Less: UPB with more than one type of CRT	(42,899)	—	(33,243)	—	(15,860)	—
Total CRT issuance	$60,805	$2,882	$46,458	$2,904	$51,868	$3,101
(1)    The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While subordination continues to be the primary form of credit enhancement coverage on our mortgage portfolio, we have shifted away from subordination being the primary credit enhancement type for new business activities due to our business strategy change to focus primarily on issuing fully guaranteed securitizations. For new business activities during 2025, we have primarily obtained credit enhancement coverage through our MCIP and MSCR notes. We typically retain more credit risk in a MCIP or MSCR note transaction compared to a senior subordinate securitization transaction. As a result, we expect the amount of credit risk that we retain to increase in future periods due to the change in our business strategy.
We also have various other credit enhancements in the form of collateral posting requirements, pool insurance, bond insurance, loss sharing agreements, and other similar arrangements.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 39 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	December 31,
	2025		2024
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination(1)	$329,709	0.56%	$352,566	0.45%
MSCR/MCIP	102,444	0.24	62,870	0.25
Other	8,903	0.39	9,737	0.82
Total credit-enhanced	441,056	0.48	425,173	0.43
Non-credit-enhanced	54,779	0.13	41,462	0.15
Total	$495,835	0.44	$466,635	0.40
(1)    As of December 31, 2025 and December 31, 2024, our maximum coverage outstanding provided by subordination in nonconsolidated VIEs was $33.2 billion and $37.4 billion, respectively.
The Multifamily delinquency rate was 0.44% at December 31, 2025. As of December 31, 2025, 97% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both December 31, 2025 and December 31, 2024. These amounts are included in other assets on our consolidated balance sheets. See Note 3 and Note 6 for additional information on accounting for credit enhancements.

FREDDIE MAC | 2025 Form 10-K	61

Management's Discussion and Analysis	Risk Management
Managing Our Portfolio, Including Loss Mitigation Activities

Freddie Mac oversees the financial performance and physical condition of our multifamily mortgage portfolio throughout the life of each loan to identify, monitor, and mitigate risks that could adversely affect loan performance or asset value.
We are exposed to mortgage credit risk through our ownership or guarantee of loans in our multifamily mortgage portfolio. Our primary mortgage credit risk exposure stems from on-balance sheet loans (i.e., unsecuritized loans and consolidated loans underlying our fully guaranteed securitizations) and certain guarantees for which we have first loss exposure. Secondarily, we have potential exposure on loans we guarantee where there is first loss credit protection, though this exposure is significantly mitigated.
For the on-balance sheet loans and certain guarantees for which we have first loss exposure, we utilize surveillance and risk management practices to monitor a variety of risk factors. These include declining property cash flow, low occupancy, poor property condition, reduced property value, irregular payment history, increased borrower concerns, market or local regulatory environment, negative news alerts, and insufficient credit enhancement coverage. Loans that exhibit one or more of the above risk factors may be subject to enhanced risk management practices which may include monthly servicer updates and comprehensive quarterly reviews of financial performance, occupancy, property condition, borrower strength, and market developments.
If risks related to balance sheet loans are sufficiently elevated, these loans are transferred to our Asset Resolution team who regularly engages with servicers and borrowers to develop tailored loss mitigation plans. In certain cases, we may take ownership of the troubled assets through the REO process. While the incidence of multifamily loan modifications and workouts has historically been low, we have observed an increase in loans potentially requiring loss mitigation. We anticipate that modification and other workout activities may increase in the future as we continue to manage evolving portfolio risks.
For guarantees where we have first loss credit protection provided by securitizations with subordination, we generally perform a narrower scope of surveillance activities, as surveillance is formally the responsibility of the master servicer of the securitization, but we still maintain oversight as guarantor. Our ability to influence loss mitigation decisions in securitizations with subordination are typically constrained, as these decisions are generally directed by third-party special servicers, subject to the consent of the most subordinate security investor who is subject to first loss.
REO Activity
We had two REO properties with a carrying value of $13 million and four REO properties with a carrying value of $35 million as of December 31, 2025 and December 31, 2024, respectively.
Geographic Concentrations
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
Natural Disaster Risk Management
Natural disasters in areas where we own or guarantee mortgage loans expose us to credit risk by damaging properties that secure loans in our mortgage portfolio and by negatively impacting the ability of borrowers to make payments on mortgage loans.
For multifamily mortgages, we have insurance requirements to address catastrophic risks for properties. Seller/servicers are required to determine whether any buildings at multifamily properties are located in SFHAs and to confirm flood insurance is in place and complies with federal government and Freddie Mac requirements throughout the life of the mortgage. In addition, we require property insurance to cover earthquake damage indicated by results of a seismic risk assessment. Insurance for all relevant perils is required to cover building replacement cost as well as to cover business income rental value. If a multifamily borrower fails to maintain required insurance, servicers must directly place required coverage. We confirm insurance compliance prior to loan purchase during the underwriting process. We also review insurance compliance post-purchase and prior to securitization and require our seller/servicers to report details of insurance compliance annually. Our Multifamily business uses property surveys, virtual maps, and environmental and property condition reports to identify properties that are potentially at higher risk for natural disasters.
For additional information, see Risk Factors - Credit Risks - We are exposed to increased credit losses and credit-related expenses in the event of a natural disaster or catastrophic event and Operational Risks - Natural disasters could adversely affect our business.

FREDDIE MAC | 2025 Form 10-K	62

Management's Discussion and Analysis	Risk Management
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
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:
■    Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we may require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification, and/or suspend or terminate the selling and servicing relationship, in addition to pursuing other remedies as may be appropriate. As of December 31, 2025 and December 31, 2024, the UPB of loans subject to repurchase requests issued to our single-family sellers and servicers was approximately $0.4 billion and $0.6 billion, respectively. See Note 15 for additional information about loans subject to repurchase requests.
■    Incentives and compensatory fees - We pay various incentives to single-family servicers for completing workouts of problem loans. We also assess compensatory fees if single-family servicers do not achieve certain benchmarks with respect to servicing delinquent loans.

FREDDIE MAC | 2025 Form 10-K	63

Management's Discussion and Analysis	Risk Management
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
We may disqualify or suspend a seller or servicer with or without cause at any time. Once a seller or servicer is disqualified or suspended, we no longer purchase loans from that counterparty and generally no longer allow that counterparty to service additional loans for us, while seeking to transfer servicing of existing portfolios.
Non-depository Sellers and Servicers
We have significant exposure to non-depository institutions in our Single-Family business. We acquire a large portion of our business from non-depository institutions, and some of these non-depository institutions service a large share of our loans. These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. We monitor and review the financial stability of our non-depository counterparties. However, if these counterparties experience financial difficulty, we could see a decline in mortgage servicing quality and/or be less likely to recover losses. In 2026, we expect the risk from non-depository counterparties to remain elevated, and possibly increase, due to continuing difficult operating conditions.
The table below summarizes the concentration of our Single-Family mortgage purchases acquired from non-depository sellers.
Table 40 - Single-Family Mortgage Purchases from Non-Depository Sellers

	2025	2024
	% of Purchases	% of Purchases
Top five non-depository sellers	46%	42%
Other non-depository sellers	34	36
Total	80%	78%
The table below summarizes the concentration of non-depository servicers of our Single-Family mortgage portfolio based on the volume of servicing operationally performed.
Table 41 - Single-Family Mortgage Portfolio Non-Depository Servicers

	December 31, 2025		December 31, 2024
	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans
Top five non-depository servicers	41%	38%	37%	40%
Other non-depository servicers	18	30	18	28
Total	59%	68%	55%	68%
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
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. We typically transfer the role of master servicer in our senior subordinate K Certificate transactions to third parties, but retain that role in our fully guaranteed K Certificate transactions and certain other securitization products. For the majority of our K Certificate transactions, we utilize one of three large depository institutions as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk from this source.
On May 30, 2025, Fitch Ratings revised the Ratings Outlook of Freddie Mac's Multifamily division commercial master servicer rating of CMS1 and commercial special servicer ratings of CSS1- to Negative from Stable. On October 6, 2025, Fitch Ratings revised the Ratings Outlook for both ratings to Stable from Negative.

FREDDIE MAC | 2025 Form 10-K	64

Management's Discussion and Analysis	Risk Management
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
During 3Q 2024, Freddie Mac, in coordination with FHFA and in alignment with Fannie Mae, issued updates to the PMIERs. The updates to PMIERs relate to the standards for available assets held by mortgage insurers to pay claims to ensure that these assets are high quality, highly liquid, and readily available when needed. The updated standards differentiate between bonds based on credit quality and liquidity, and also establish limits for assets backed by residential mortgages or commercial real estate, to mitigate the impact if such assets lose value during periods of housing stress. The updates have been and will continue to be implemented over an approximately two-year period using a phased-in approach and are expected to be fully effective on September 30, 2026.
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
The table below summarizes our exposure to single-family mortgage insurers as of December 31, 2025. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 42 - Single-Family Primary Mortgage Insurers

	December 31, 2025		December 31, 2024
(In millions)	UPB	Coverage(1)	UPB	Coverage(1)
Radian Guaranty Inc. (Radian)	$120,419	$31,756	$116,412	$30,308
Mortgage Guaranty Insurance Corporation (MGIC)	119,247	32,063	115,146	30,792
Essent Guaranty, Inc.	116,213	31,739	110,180	29,982
Enact	111,004	29,095	107,583	28,013
Arch Mortgage Insurance Company	109,554	28,914	109,869	29,086
National Mortgage Insurance (NMI)	102,663	27,477	96,762	25,770
Others	1,850	418	2,152	494
Total	$680,950	$181,462	$658,104	$174,445
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

FREDDIE MAC | 2025 Form 10-K	65

Management's Discussion and Analysis	Risk Management
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.
Table 43 - Single-Family ACIS Counterparties

	December 31, 2025		December 31, 2024
(In millions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$6,948	46%	$8,156	50%
All other ACIS counterparties	8,133	54	8,318	50
Total	$15,081	100%	$16,474	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of December 31, 2025 and December 31, 2024, our ACIS counterparties posted collateral, which may include cash, U.S. Treasury securities, and agency securities, of $3.5 billion and $3.7 billion, respectively. There is a possibility that, if our ACIS counterparties become insolvent, a third-party involved in the restructure process could cancel a contract or contracts and prevent us from accessing collateral for future claims despite current collateral provisions.
MCIP Counterparties
We also regularly obtain insurance coverage from global insurers and reinsurers as part of our MCIP transactions. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies. Our maximum coverage exposure to MCIP counterparties was $2.3 billion and $1.6 billion as of December 31, 2025 and December 31, 2024, respectively. Our top five MCIP counterparties represented 58% and 65% of the total maximum exposure at December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 and December 31, 2024, our MCIP counterparties posted collateral, which may include cash, U.S. Treasury securities, and agency securities, of $0.4 billion and $0.3 billion, respectively. There is a possibility that, if our MCIP counterparties become insolvent, a third-party involved in the restructure process could cancel a contract or contracts and prevent us from accessing collateral for future claims despite current collateral provisions.
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
We also execute forward purchase and sale commitments of mortgage-related securities, that are treated as derivatives for accounting purposes and utilize the MBSD/FICC as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. As of December 31, 2025, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $21 million.
Over time, our exposure to derivative counterparties varies depending on changes in fair values, which are affected by changes

FREDDIE MAC | 2025 Form 10-K	66

Management's Discussion and Analysis	Risk Management
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
Table 44 - Derivative Counterparty Credit Exposure

	December 31, 2025
(Dollars in millions)	Number of Counterparties	Fair Value - Gain Positions	Fair Value - Gain Positions, Net of Collateral
OTC interest-rate swap and swaption counterparties (by rating):
AA- or above	2	$255	$20
A+, A, or A-	13	1,994	8
Cleared and exchange-traded derivatives	2	77	161
Total	17	$2,326	$189
Approximately 99% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2025. The remaining exposure was generally due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
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

FREDDIE MAC | 2025 Form 10-K	67

Management's Discussion and Analysis	Risk Management
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

FREDDIE MAC | 2025 Form 10-K	68

Management's Discussion and Analysis	Risk Management
worth more when they decline. In addition, certain of our financing transactions contain embedded options which can affect the timing of cash flows.
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
In addition to managing market risk from an economic perspective, our GAAP financial results are subject to significant earnings variability from period-to-period based on changes in market conditions, including interest rates and market spreads. The GAAP accounting treatment for our financial assets and liabilities in which some are measured at amortized cost, while others are measured at fair value creates variability in our reported earnings when interest rates and spreads change. To reduce this GAAP earnings variability and better align our results with the economics of our business, we elect hedge accounting for certain single-family mortgage loans and debt instruments. We regularly evaluate a range of interest rate scenarios to determine the sensitivity of our earnings due to changes in interest rates and to inform our fair value hedge accounting strategies. For additional information on the effect of changes in interest rates and market spreads on our financial results, see MD&A - Consolidated Results of Operations and Note 9.
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

FREDDIE MAC | 2025 Form 10-K	69

Management's Discussion and Analysis	Risk Management
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

FREDDIE MAC | 2025 Form 10-K	70

Management's Discussion and Analysis	Risk Management
The table below shows various duration gap measurements and the effects that changes in interest rates would generally have on portfolio value.

Negative Duration Gap	Zero Duration Gap	Positive Duration Gap
Asset Duration < Liability Duration	Asset Duration = Liability Duration	Asset Duration > Liability Duration

Net portfolio will increase in value when interest rates rise and decrease in value when interest rates fall.	Net portfolio economic value will be unchanged. The change in the value of assets from an instantaneous move in interest rates, either up or down, would be expected to be accompanied by an equal and offsetting change in the value of liabilities.	Net portfolio will increase in value when interest rates fall and decrease in value when interest rates rise.
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
Table 45 - Duration Gap and PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	December 31, 2025				December 31, 2024
	Duration Gap	PVS-YC(1)	PVS-L(1)		Duration Gap	PVS-YC(1)	PVS-L(1)
(Dollars in millions. duration gap in months)		25 bps	50 bps	100 bps		25 bps	50 bps	100 bps
Interest-rate risk related to:
Financial instruments primarily funded by debt	0.4	$5	$26	$18	0.3	$—	$6	($28)
All other financial instruments(2)	29.5	82	1,009	2,137	0.2	1	5	10
All financial instruments	7.3	76	1,035	2,154	0.3	2	11	(18)
PVS		$76	$1,035	$2,154		$2	$11	$—
(1)Positive amounts indicate the associated shift in the yield curve results in estimated present value losses. Negative amounts indicate the associated shift in the yield curve results in estimated present value gains.
(2)The UPB was $75.7 billion as of December 31, 2025 and $64.0 billion as of December 31, 2024.

FREDDIE MAC | 2025 Form 10-K	71

Management's Discussion and Analysis	Risk Management
Table 46 - Duration Gap and PVS Results

	Year Ended December 31,
	2025			2024
(Dollars in millions. duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	3.2	$34	$431	0.1	$3	$1
Minimum	—	1	—	(0.5)	—	—
Maximum	7.4	84	1,038	0.3	10	37
Standard deviation	1.9	20	282	0.1	2	4
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
Table 47 - PVS-L Results Before Derivatives and After Derivatives

(In millions)	December 31, 2025	December 31, 2024
PVS-L (50 bps):
Before derivatives	$3,364	$2,006
After derivatives	1,035	11
Effect of derivatives	(2,329)	(1,995)
When managing interest-rate risk related to financial instruments not funded primarily by debt, we also consider the sensitivity of coupon income (interest income based on the stated or reinvestment rates) attributable to these instruments, which we believe is an appropriate measure as we are targeting duration to reduce our income volatility. We estimate the impact of a parallel 100 basis point increase and decrease in interest rates on coupon income attributable to these instruments over the next 12-months relative to the baseline scenario, assuming the total balance of these instruments stays constant. Unlike our economic risk measures (such as PVS and duration gap), which estimate changes to portfolio value, this analysis reflects only the coupon income sensitivity of our reported results to interest rate changes over a specific timeframe.
For the years ended December 31, 2025 and 2024, we estimate that a parallel 100 basis point increase in interest rates would result in an increase of $334 million and $504 million, respectively, and a parallel 100 basis point decrease would result in a decrease of $372 million and $504 million, respectively, in coupon income for financial instruments not primarily funded by debt, relative to the baseline.
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
We have limited ability to manage our spread risk exposure and, therefore, the volatility in market spreads may contribute to significant GAAP earnings variability. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when

FREDDIE MAC | 2025 Form 10-K	72

Management's Discussion and Analysis	Risk Management
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
■    Our economic risk measures, such as PVS and duration gap, estimate sensitivity to changes in interest rates from an economic perspective and do not reflect the potential effect of changes in market conditions on our GAAP earnings, which may vary due to the accounting treatment of our financial assets and liabilities. Our income sensitivity analysis for financial instruments not primarily funded by debt reflects only coupon income and thus may not fully reflect the potential volatility in reported earnings. For further discussion of GAAP earnings sensitivity to market risk, see MD&A - Consolidated Results of Operations and Note 9.
Operational Risk
Operational risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, or systems or from external events. Operational risk is inherent in all of our activities. Operational risk events include breakdowns related to people, processes, and/or technology that could result in financial loss, legal actions, regulatory fines and restrictions, and reputational harm.

FREDDIE MAC | 2025 Form 10-K	73

Management's Discussion and Analysis	Risk Management
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
Mortgage Securitization Platform

We continue to make investments to support the ongoing development and maintenance of the mortgage securitization platform. The mortgage securitization platform is owned and operated by U.S. FinTech, which is jointly owned by Freddie Mac and Fannie Mae. While we exercise influence over U.S. FinTech through our representation on the U.S. FinTech Board of Managers, we do not control its day-to-day operations. Freddie Mac, Fannie Mae, FHFA, and U.S. FinTech continue to work together to monitor the operational effectiveness of the platform.
We rely on U.S. FinTech and the mortgage securitization platform for the operation of many of our single-family securitization activities. Our business activities would be adversely affected and the market for Freddie Mac securities would be disrupted if the mortgage securitization platform were to fail or otherwise become unavailable to us or if U.S. FinTech were unable to perform its obligations to us. As the mortgage securitization platform has an operational dependency on Fannie Mae to administer Freddie Mac issued commingled securities, an operational failure at Fannie Mae could also adversely impact the ability of U.S. FinTech to perform its obligations to Freddie Mac. In the event of a U.S. FinTech operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the U.S. FinTech platform may experience payment delays or errors.
For additional information, see Risk Factors - Operational Risks - A failure in our operational systems or infrastructure, or those of third parties, including due to fraud, could impair our ability to provide market liquidity, disrupt business operations, damage our reputation, expose us to legal risk, and cause financial losses.
Cybersecurity Risk

Cybersecurity Risk Management and Strategy
We manage cybersecurity risk using a three lines risk management model and governance structure that is integrated into our Enterprise-wide Risk Framework with oversight by the Board of Directors and its committees and senior management positions, including our SVP – EO&T. For additional information on our Enterprise Risk Framework, see Risk Management – Overview, Risk Management – Enterprise Risk Framework, and Risk Management – Enterprise Risk Governance

FREDDIE MAC | 2025 Form 10-K	74

Management's Discussion and Analysis	Risk Management
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
Material Effects from Cybersecurity Incidents
Our operations rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information (including personal information) in our systems and networks. We also rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information (including personal information) in the systems and networks of our customers and third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties. Cybersecurity risks for companies like ours continue to increase. Like many companies and government entities, from time to time we have been, and expect to continue to be, the target of attempted cybersecurity incidents and other information security threats, including those from nation-state and nation-state supported actors. With respect to third parties, there can be no guarantee that we can predict, prevent, mitigate, or remediate the risk of any compromise or failure in the systems, networks, and other technology assets owned or controlled by our third parties.
To date, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company, including our business strategy, results of operations, or financial condition. However, there is no guarantee that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.
For additional information, see Risk Factors - Operational Risks - Cybersecurity threats are rapidly changing and becoming more sophisticated. We may not be able to protect our systems and networks, or the confidentiality of our information (including personal information), from cybersecurity incidents, unauthorized access, disclosure, and/or disruption.
Cybersecurity Governance
The Board of Directors and the Risk Committee oversee the company's information and cybersecurity operations and risks from cybersecurity threats by receiving periodic reports from our SVP – EO&T, with input from the Chief Information Security Officer, and other members of management.
Management
Our management is responsible for assessing and managing cybersecurity risks by establishing and maintaining processes and programs designed to prevent, detect, respond to, and mitigate potential cybersecurity risks. Senior management is regularly informed by our cybersecurity personnel on cybersecurity matters. Our management also engages in periodic cybersecurity exercises and internal cybersecurity incident simulations, including tabletop exercises relating to cyberattacks, ransomware, and other security events. Escalation of specific incidents from our cybersecurity personnel to senior management follow written, risk-based procedures. Our management periodically reports to the Board of Directors. These reports include information regarding management's ongoing efforts to manage cybersecurity risk and the steps management has taken towards addressing and mitigating the evolving cybersecurity threat environment. Management discusses cybersecurity developments with the Chair of the Risk Committee and other Board members between Board and committee meetings, as necessary. Our cybersecurity personnel, and those senior managers who oversee them, including our SVP – EO&T and Chief Information Security Officer, possess demonstrated expertise with cybersecurity matters. For example, our Chief Information Security Officer and members of the Chief Information Security Officer’s leadership team have, on average, over 15 years of work experience in information security or cybersecurity fields and achieved such professional certifications as Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Factor Analysis of Information Risk (FAIR). For additional information on the background of our SVP - EO&T, see Directors, Corporate Governance, and Executive Officers - Executive Officers.

FREDDIE MAC | 2025 Form 10-K	75

Management's Discussion and Analysis	Risk Management
Board of Directors
As discussed above, the Risk Committee is the committee of the Board of Directors that oversees our cybersecurity risks. Members of the Board of Directors also receive reports from management regarding certain internal and industry-wide trends and exercises relating to these matters to assist with their oversight responsibilities. The company has written, risk-based procedures to escalate information regarding certain cybersecurity incidents to the appropriate Board members in a timely fashion. Board members have also participated in cybersecurity training exercises. Additionally, certain Board members are informed of, and have an opportunity to provide feedback on, management's internal cybersecurity incident simulations referenced above. The Board of Directors and its committees also have authority, as they deem appropriate, to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology and cybersecurity experts, and oversee the company's information security program. See Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board and Board Committee Information for additional information on the Board of Directors' committees.
Third-Party Risk

Third-party risk is the risk of failure of an individual or entity engaged to deliver a product, service, or process to, or on behalf of, Freddie Mac. We rely on third parties, and their supply chains, to support critical processes and core functions, and are exposed to operational risks as a result of this reliance. These third parties could experience, directly or through their supply chains, failures due to process breakdowns, technology outages, cybersecurity incidents and other security incidents, adverse financial conditions, or other disruptions. We continue to enhance our enterprise capabilities to manage third-party operational risks. While we continue to mature our program, we may be exposed to associated elevated risks. Our use of third parties increases exposure to cybersecurity incidents through third parties that access, store, and otherwise process our data (including personal information) and their supply chains. We also continue to strengthen our processes related to identifying material subcontractors and service providers of the third parties with which we do business and managing the associated operational risk. We closely monitor third parties with which we do business that we deem to be critical to our operations; however, our control over their security posture remains limited, and there can be no assurance that we can predict, prevent, mitigate, or remediate the operational risk profile associated with such third parties.
In addition to credit risk exposure, sellers and servicers expose us to operational risk, including operational resilience, information, and reporting risks. Sellers and servicers also expose us to compliance risk resulting from non-compliance with applicable laws, regulations, and FHFA supervisory or conservator requirements. For additional information on our monitoring of our sellers and servicers and related risks, see MD&A - Risk Management - Counterparty Credit Risk and Risk Factors - Operational Risks - We rely on third parties, including our sellers, servicers, their vendors, and other service providers, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, servicing of our portfolio, or expose us to other operational risks.
Model Risk

Model risk is the potential for adverse consequences from incorrect or insufficient data inputs and model errors or decisions based on the incorrect use or application of model outputs. Models, in general, face significant challenges in accurately forecasting key inputs into our financial projections. These can include, but are not limited to, projections of mortgage rates, house prices, credit defaults, yields, and prepayments. In response, we are managing this risk by closely monitoring model performance and applying model overlays/adjustments when deemed appropriate. These model overlays/adjustments will be driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy changes. These model overlays/adjustments incorporate subjectivity and may be based upon judgment. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our consolidated financial statements. Model overlays/adjustments are reviewed and approved by Enterprise Risk before use.
Model development, changes to existing models, and model risks are managed in each business line according to our three lines framework. New model development and changes to existing models undergo a review process. Each business periodically reviews model performance, embedded assumptions, limitations, and modeling techniques, and updates its models as it deems appropriate. Enterprise Risk independently validates the work done by the business lines (e.g., conducting independent assessments of ongoing monitoring results, model risk ratings, performance monitoring, overlays/adjustments, and reporting against thresholds and alerts).
Given the importance and complexity of models in our business, model development may take significant time to complete. Delays in our model development process could affect our ability to make sound business and risk management decisions, and increase our exposure to risk. We have procedures designed to manage this risk.

FREDDIE MAC | 2025 Form 10-K	76

Management's Discussion and Analysis	Risk Management
For additional information, see Risk Factors - Operational Risks - We face risks and uncertainties associated with the models we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Compliance Risk
Compliance risk is the risk of non-compliance with applicable laws, regulations, FHFA supervisory or conservator requirements, trustee agreement requirements, or ethical standards (collectively, regulatory obligations). We have established a compliance program, leveraging the Enterprise Risk Framework, to oversee and manage compliance risk, including effective challenge of our business areas’ compliance with such obligations, as appropriate. We maintain policies and procedures that provide the governance framework for the identification, measurement, monitoring, testing, reporting, and remediation of compliance issues. We have continued to enhance our overall compliance program, including risk assessments, monitoring, testing, and reporting. To the extent that regulatory concerns are identified, we coordinate with FHFA and our internal auditors to assess the impact and remediate the concerns, as appropriate. For additional information relating to our compliance program, see Risk Factors - Legal and Compliance Risks.
Effectiveness of Our Disclosure Controls and Procedures
Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. As of that date, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see Controls and Procedures.

FREDDIE MAC | 2025 Form 10-K	77

Management's Discussion and Analysis	Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Sources and Uses of Funds

Our primary sources of funds include:
■    Issuance of debt;
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
In addition to the sources and uses of cash described above, we are involved in various legal proceedings, including those discussed in Legal Proceedings, which may result in receipt of cash from settlements or a need to use cash to settle claims or pay certain costs.
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
We are required to comply with minimum short-, medium-, and long-term liquidity requirements established by FHFA. These requirements are based on cash flows needed under a stressed scenario that assumes, among other things, that for short-term and medium-term debt, we may not have access to funding from the market for an extended period of time and therefore must fund our cash needs utilizing certain assets in our portfolio.
The minimum liquidity requirements have four components:
■    A 30-day cash flow stress test that assumes we continue to provide liquidity to the market while holding a $10 billion buffer above outflows;
■    A 365-day metric that requires us to hold liquidity to meet our expected cash outflows over 365 days and to continue to provide liquidity to the market under certain stress conditions;
■    A specified minimum long-term stable funding to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to the FICC; and
■    A specified requirement that we fund our assets with stable funding that have a specified minimum term relative to the term of the assets.
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

FREDDIE MAC | 2025 Form 10-K	78

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Primary Sources of Liquidity

Our primary sources of liquidity include both our other investments portfolio and our mortgage-related investments portfolio. See MD&A - Our Portfolios for additional information about our other investments portfolio and mortgage-related investments portfolio. Our other investments portfolio is important to our cash flow, collateral management, asset and liability management, and ability to provide liquidity and stability to the mortgage market. Our other investments portfolio includes the liquidity and contingency operating portfolio, which is primarily used for short-term liquidity management. Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.8 billion as of December 31, 2025 and $5.1 billion as of December 31, 2024.
The primary source of liquidity from our mortgage-related investments portfolio is our holdings of agency securities. In addition, we hold certain single-family loans and multifamily loans that could be securitized and would then be available for sale or for use as collateral for repurchase agreements. Due to the size of our portfolio of mortgage-related assets, the amount of mortgage-related assets that we may successfully sell or borrow against in the event of a liquidity crisis or significant market disruption may be substantially less than the amount of mortgage-related assets we hold. There would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to sell or borrow against these assets. Our mortgage-related investments portfolio also includes other mortgage assets, but given their characteristics, they may not be available for immediate sale or for use as collateral for repurchase agreements. These assets principally consist of single-family delinquent and modified loans.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness for additional details.
Primary Sources of Funding

We fund our business using short-term and long-term debt, securities sold under agreements to repurchase, and debt issued by consolidated trusts. Competition for funding can vary with economic, financial market, and regulatory environments. The amount, type, and term of our funding sources is based on a variety of factors and is designed to meet our ongoing cash needs and to comply with our Liquidity Management Framework.
Short-term and Long-term Debt

We issue debt to fund our operations. These instruments are unsecured general corporate obligations and consist of both short-term debt, which are instruments with original maturities of one year or less, and long-term debt, which are instruments with original maturities of more than one year.
We may issue the following types of debt as part of our funding and liquidity management activities:
■    Discount notes and Reference Bills® - Short-term instruments with maturities of one year or less. These products are generally sold on a discounted basis, paying principal only at maturity. Reference Bills are auctioned to dealers on a regular

FREDDIE MAC | 2025 Form 10-K	79

Management's Discussion and Analysis	Liquidity and Capital Resources
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
As of December 31, 2025, our aggregate indebtedness, as determined pursuant to the Purchase Agreement, was $210.6 billion, which was below the $270.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness to meet our funding needs is constrained by the debt cap limit. We disclose the amount of our indebtedness on this basis monthly under the caption "Indebtedness Pursuant to the Purchase Agreement - Total Debt Outstanding" in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/financials/monthly-volume-summaries.html.
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
The table below summarizes the par value and the average rate of short-term and long-term debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange, or repurchase our outstanding debt securities from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.
Table 48 - Short-term and Long-term Debt Activity

	Year Ended December 31,
	2025		2024
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term Debt:
Beginning balance	$14,716	4.59%	$6,032	5.39%
Issuances	172,464	4.16	100,593	5.13
Repayments	(99)	4.35	—	—
Maturities	(149,214)	4.28	(91,909)	5.23
Total short-term debt	37,867	3.82	14,716	4.59

Long-term Debt:
Beginning balance	172,942	3.65	168,009	3.31
Issuances	138,596	4.43	107,453	5.18
Repayments	(90,582)	4.89	(72,972)	5.57
Maturities	(48,262)	1.77	(29,547)	2.49
Total long-term debt	172,694	4.15	172,943	3.65
Total short-term and long-term debt, net	$210,561	4.09	$187,659	3.73
(1)Average rate is weighted based on par value.
Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2025, $74.9 billion of the outstanding $88.1 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.
Maturity and Redemption Dates
The table below presents the par value of total short-term and long-term debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other short-term and long-term debt.

FREDDIE MAC | 2025 Form 10-K	80

Management's Discussion and Analysis	Liquidity and Capital Resources
Table 49 - Maturity and Redemption Dates

	As of December 31, 2025		As of December 31, 2024
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Short-term debt	$37,867	$37,867	$14,716	$14,716
Long-term debt:
1 year or less	45,515	120,398	48,235	123,337
1 year through 2 years	43,860	34,849	45,007	36,281
2 years through 3 years	22,474	5,615	20,068	370
3 years through 4 years	9,806	2,055	8,307	345
4 years through 5 years	33,871	—	28,579	2,055
Thereafter	16,622	9,231	21,423	9,231
STACR and SCR debt(1)	546	546	1,324	1,324
Total short-term and long-term debt	$210,561	$210,561	$187,659	$187,659
(1)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty and are, therefore, included as a separate category in the table.
Securities Sold Under Agreements to Repurchase

We also obtain funding by entering into transactions involving securities sold under agreements to repurchase. These transactions are collateralized short-term debt where we sell securities to a counterparty with an agreement to repurchase those securities at a future date. The outstanding balance of securities sold under agreements to repurchase, if any, is included in the calculation of our aggregate indebtedness under the debt cap limit imposed by the Purchase Agreement. See Note 10 for additional information about securities sold under agreements to repurchase.
Debt Issued by Consolidated Trusts

Debt issued by consolidated trusts relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to finance our guarantee activities. When we consolidate securitization trusts, we recognize on our consolidated balance sheets the assets held by the trusts, the majority of which are mortgage loans, and the debt issued by the trusts.
Debt issued by consolidated trusts is principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. For additional information on our purchases of loans from trusts, see Our Business Segments - Single-Family - Business Overview.
At December 31, 2025, our estimated net exposure to this type of debt (including the amounts that are due to Freddie Mac for debt issued by consolidated trusts that we purchased) is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 6 for details on our allowance for credit losses.
The table below shows the issuance and extinguishment activity for the debt issued by consolidated trusts.
Table 50 - Debt Issued by Consolidated Trusts

	Year Ended December 31,
(In millions)	2025	2024
Beginning balance	$3,085,981	$2,999,893
Issuances	566,894	483,680
Repayments and extinguishments	(489,191)	(397,592)
Ending balance	3,163,684	3,085,981
Unamortized premiums and discounts	34,324	36,960
Debt issued by consolidated trusts	$3,198,008	$3,122,941

FREDDIE MAC | 2025 Form 10-K	81

Management's Discussion and Analysis	Liquidity and Capital Resources
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
The amount and timing of payments due related to short-term and long-term debt are discussed in Primary Sources of Funding. Most of our purchase commitments are scheduled to occur within the next 12 months. The amount and timing of certain other of our contractual obligations are uncertain, including future payments of principal and interest related to debt issued by consolidated trusts held by third parties, STACR and MSCR transactions, cash settlements on derivative agreements not yet accrued, guarantee payments, and commitments to advance funds under certain off-balance sheet arrangements.
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
Guarantees

We have certain off-balance sheet arrangements related to our mortgage-related guarantee activities primarily consisting of guaranteed K Certificates. Our guarantee of these securities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults.
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
In addition, in connection with certain of our multifamily other mortgage-related guarantee arrangements and other securitization products, we have provided commitments to advance funds, commonly referred to as "liquidity guarantees." These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Liquidity guarantee advances outstanding were not material at either December 31, 2025 or December 31, 2024. See Note 5 and Note 9 for additional information on our commitments.
Cash Flows

■     2025 vs. 2024 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased slightly from $5.5 billion as of December 31, 2024 to $5.3 billion as of December 31, 2025.
■     2024 vs. 2023 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased slightly from $6.0 billion as of December 31, 2023 to $5.5 billion as of December 31, 2024.

FREDDIE MAC | 2025 Form 10-K	82

Management's Discussion and Analysis	Liquidity and Capital Resources
Capital Resources
The GSE Act specifies certain capital requirements for us and authorizes FHFA to establish other capital requirements as well as to increase our minimum capital levels or establish additional capital and reserve requirements for particular purposes. In October 2008, FHFA suspended capital classification of us during conservatorship, in light of the Purchase Agreement.
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. We entered into the Purchase Agreement with Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding in certain conditions to eliminate deficits in our net worth. Our ability to obtain equity funding from Treasury pursuant to its commitment under the Purchase Agreement has enabled us to avoid being placed into receivership by FHFA and maintain the confidence of the debt markets as having very high-quality credit, upon which our business model is dependent. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2025, which will be reduced by any future draws.
Pursuant to the Purchase Agreement, we will not have a dividend requirement to Treasury on the senior preferred stock until our Net Worth Amount exceeds the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. Based on our Net Worth Amount of $70.4 billion as of December 31, 2025, no dividend is payable to Treasury for the quarter ended December 31, 2025. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference on the senior preferred stock. Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of December 31, 2025.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $140.2 billion as of December 31, 2025. The aggregate liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. In addition, to the extent that we draw additional funds in the future, the aggregate liquidation preference will increase by the amount of those draws. For additional information on the Purchase Agreement, warrant and senior preferred stock, including our dividend requirement on the senior preferred stock and the commitment fee to be paid to Treasury after the Capital Reserve End Date, see MD&A - Conservatorship and Related Matters, Note 2, and Note 11.
The table below presents activity related to our net worth.
Table 51 - Net Worth Activity

	Year Ended December 31,
(In millions)	2025	2024	2023
Beginning balance, January 1	$59,575	$47,722	$37,018
Comprehensive income	10,809	11,853	10,704
Capital draws from Treasury	—	—	—
Senior preferred stock dividends declared	—	—	—
Total equity/net worth	$70,384	$59,575	$47,722

Remaining Treasury funding commitment	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	140,248	129,038	117,309
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

FREDDIE MAC | 2025 Form 10-K	83

Management's Discussion and Analysis	Liquidity and Capital Resources
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
■ The stability capital buffer is tailored to the risk that our default or other financial distress could pose to the liquidity, efficiency, competitiveness, or resiliency of national housing finance markets. The stability capital buffer is based on our share of residential mortgage debt outstanding. As of December 31, 2025, our stability capital buffer was 0.78% of ATA.
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
Oversight, Governance, and Reporting
Our capital management is governed by policies, standards, and procedures. The Capital Committee, composed primarily of executive officers across the various divisions (including the CFO, CRO, and heads of business), provides governance across overall capital management. In addition, Enterprise Risk and Internal Audit conduct independent assessments of capital management and implementation. These assessments are intended to help ensure that our capital execution, assessment, and monitoring are consistent and in compliance with the ERCF.
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

FREDDIE MAC | 2025 Form 10-K	84

Management's Discussion and Analysis	Liquidity and Capital Resources
Capital Metrics
The table below presents the components of our regulatory capital.
Table 52 - Regulatory Capital Components

(In millions)	December 31, 2025	December 31, 2024
Total equity	$70,384	$59,575
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(16,373)	(27,182)
Less: Deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	5,169	5,123
Common equity Tier 1 capital	(21,542)	(32,305)
Add: Preferred stock	14,109	14,109
Tier 1 capital	(7,433)	(18,196)
Tier 2 capital adjustments	—	—
Adjusted total capital	($7,433)	($18,196)
The table below presents the components of our statutory capital.
Table 53 - Statutory Capital Components

(In millions)	December 31, 2025	December 31, 2024
Total equity	$70,384	$59,575
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	51	(27)
Core capital	(2,315)	(13,046)
General allowance for foreclosure losses(1)	8,505	7,239
Total statutory capital	$6,190	($5,807)
(1)Represents our allowance for credit losses.

FREDDIE MAC | 2025 Form 10-K	85

Management's Discussion and Analysis	Liquidity and Capital Resources
The table below presents our capital metrics under the ERCF.
Table 54 - Capital Metrics Under ERCF

(In billions)		December 31, 2025			December 31, 2024
Adjusted total assets		$3,905			$3,817
Risk-weighted assets (standardized approach):
Credit risk		1,091			988
Market risk		67			58
Operational risk		73			72
Total risk-weighted assets		$1,231			$1,118

(In billions)		December 31, 2025			December 31, 2024
Stress capital buffer		$29			$28
Stability capital buffer		30			29
Countercyclical capital buffer amount		—			—
PCCBA		$59			$57
PLBA		$15			$14

	December 31, 2025
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$99	N/A	$99	$6	($93)
CET1 capital	55	$59	114	(22)	(136)
Tier 1 capital	74	59	133	(7)	(140)
Adjusted total capital	99	59	158	(7)	(165)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	0.5%	(7.5)%
CET1 capital	4.5	4.8%	9.3	(1.8)	(11.1)
Tier 1 capital	6.0	4.8	10.8	(0.6)	(11.4)
Adjusted total capital	8.0	4.8	12.8	(0.6)	(13.4)
Leverage capital amounts:
Core capital	$98	N/A	$98	($2)	($100)
Tier 1 capital	98	$15	113	(7)	(120)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.1)%	(2.6)%
Tier 1 capital	2.5	0.4%	2.9	(0.2)	(3.1)

FREDDIE MAC | 2025 Form 10-K	86

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2024
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer)(1)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$89	N/A	$89	($6)	($95)
CET1 capital	50	$57	107	(32)	(139)
Tier 1 capital	67	57	124	(18)	(142)
Adjusted total capital	89	57	146	(18)	(164)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(0.5)%	(8.5)%
CET1 capital	4.5	5.1%	9.6	(2.9)	(12.5)
Tier 1 capital	6.0	5.1	11.1	(1.6)	(12.7)
Adjusted total capital	8.0	5.1	13.1	(1.6)	(14.7)
Leverage capital amounts:
Core capital	$95	N/A	$95	($13)	($108)
Tier 1 capital	95	$14	109	(18)	(127)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.3)%	(2.8)%
Tier 1 capital	2.5	0.4%	2.9	(0.5)	(3.4)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At December 31, 2025, our maximum payout ratio under the ERCF was 0.0%, which applies to limit our capital distributions and discretionary bonus payments discussed under the risk-based and leverage capital requirements.
Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, may be affected by our credit ratings. The table below indicates our credit ratings as of January 31, 2026.
Table 55 - Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody's	Fitch
Senior long-term debt	AA+	Aa1	AA+
Short-term debt	A-1+	P-1	F-1+
Preferred stock(1)	D	Ca	C
Outlook	Stable	Stable	Stable
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

FREDDIE MAC | 2025 Form 10-K	87

Management's Discussion and Analysis	Conservatorship and Related Matters
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
We conduct our business subject to the direction of FHFA as our Conservator. The Conservator has authorized the Board of Directors to oversee management's conduct of our business operations so we can operate in the ordinary course. The directors serve on behalf of, exercise authority as provided by, and owe their fiduciary duties of care and loyalty to the Conservator. Thus, while we are in conservatorship, the Board of Directors have no fiduciary duties to the company or its stockholders. Our directors are also elected by the conservator, not by our stockholders. The Conservator retains the authority to withdraw or revise the authority it has provided at any time. The Conservator also retains certain significant authorities for itself and has not provided them to the Board of Directors. The Conservator continues to provide strategic direction for the company and directs the efforts of the Board of Directors and management to implement its strategy. Many management decisions are subject to review and/or approval by FHFA and management frequently receives direction from FHFA on various matters involving day-to-day operations.
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
Purchase Agreement, Warrant, and Senior Preferred Stock
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury. Under the Purchase Agreement, we issued to Treasury both senior preferred stock and a warrant to purchase common stock. The Purchase Agreement, warrant, and senior preferred stock do not contain any provisions causing them to terminate or cease to exist upon the termination of conservatorship. The conservatorship, Purchase Agreement, warrant, and senior preferred stock materially limit the rights of our common and preferred stockholders (other than Treasury). Treasury and FHFA (acting on our behalf) may further amend the Purchase Agreement, warrant, and senior preferred stock at any time, and such amendments could be adverse to us.
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
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheets for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock and will reduce the amount of available funding remaining. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement, with the majority of these draws occurring from 2008 to 2011. In addition, increases in our Net Worth Amount since December 2017 have been, and will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock will continue to be increased at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. As of December 31, 2025, the aggregate liquidation preference of the senior preferred stock was $140.2 billion, and the amount of available funding remaining under the Purchase Agreement was $140.2 billion, which will be reduced by any future draws.
For additional information on the Purchase Agreement, warrant, and senior preferred stock, see Note 2.

FREDDIE MAC | 2025 Form 10-K	88

Management's Discussion and Analysis	Conservatorship and Related Matters
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
The Purchase Agreement also places limits on our mortgage-related investments portfolio, indebtedness, secondary market activities, and single-family loan acquisitions, as described below. Treasury and FHFA may amend the Purchase Agreement. For additional information on the Purchase Agreement covenants, see Note 2, and for related risks, see Risk Factors - Conservatorship and Related Matters.
Limits on Our Mortgage-Related Investments Portfolio and Indebtedness
Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and other limitations imposed by FHFA:
■    The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum of $225 billion. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio was $161.2 billion as of December 31, 2025, including $22.0 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2025.
■    In October 2025, FHFA updated these limitations to permit us to hold, for investment purposes, up to $40 billion in agency MBS, including $5 billion in CMO securities, based on UPB. In January 2026, FHFA lifted the $40 billion limitation on agency MBS to allow us to further support the secondary mortgage market, while generating viable economic returns. As a result of this change, we are permitted to increase our agency MBS investments, provided that our total mortgage assets do not exceed the $225 billion cap under the terms of our senior preferred stock purchase agreement with Treasury, with CMO securities capped at $5 billion as part of agency MBS investments.
■    Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement decreased to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. As of December 31, 2025, our aggregate indebtedness for purposes of the debt cap was $210.6 billion.
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
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we were required to implement a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;

FREDDIE MAC | 2025 Form 10-K	89

Management's Discussion and Analysis	Conservatorship and Related Matters
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
Limits on Our Multifamily Loan Purchase Activity
The amount and type of multifamily loans that we purchase are influenced by the loan purchase cap established by FHFA for our multifamily business. In November 2025, FHFA announced that the 2026 loan purchase cap for the multifamily business will be $88 billion, up from $73 billion in 2025. FHFA will continue to require at least 50% of the Multifamily new business activity to be mission-driven, affordable housing. Similar to 2025, loans classified as supporting workforce housing properties will be exempt from the 2026 volume cap. FHFA will continue to monitor the multifamily mortgage market and may increase the multifamily cap if necessary to support liquidity in the market. However, if FHFA determines the actual size of the market is smaller than was initially projected, FHFA will not reduce the cap.
Pilot Transparency Framework
FHFA has created a pilot transparency framework for the Enterprises. This framework requires Freddie Mac and Fannie Mae to publish and maintain a list of pilots and test-and-learn activities on their public websites.

FREDDIE MAC | 2025 Form 10-K	90

Management's Discussion and Analysis	Regulation and Supervision
REGULATION AND SUPERVISION
As a federally chartered financial institution, we are subject to significant regulation and oversight. FHFA is our Conservator and primary regulator. In its capacity as our conservator and primary regulator, FHFA oversees and regulates our safety and soundness and mission. The SEC and Treasury regulate other aspects of our business, including our securities disclosures and issuances. Regulatory activity by other agencies may also affect us, even if we are not directly subject to their regulations or oversight.
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
Federal Housing Finance Agency
Receivership and Resolution Planning

Under the GSE Act, FHFA must place us into receivership if FHFA determines that our assets are less than our obligations or we have not been paying our debts as they become due (in each case for a period of 60 days). FHFA notified us that the 60-day measurement period will commence no earlier than the SEC filing deadline for our quarterly or annual financial statements for the relevant period. FHFA also advised us that if during such a 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency, the Director of FHFA will not make a mandatory receivership determination.
We could also be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including: a substantial dissipation of assets or earnings due to unsafe or unsound practices; an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; undercapitalization and no reasonable prospect of becoming adequately capitalized; the likelihood of losses that will deplete substantially all of our capital; or by consent.
FHFA’s resolution planning rule requires we develop a resolution plan that would assist FHFA’s planning for our rapid and orderly resolution if FHFA is appointed our receiver that: (1) minimizes disruption in the national housing finance markets by providing for the continued operation of the core business lines of the Enterprise in receivership by a newly constituted LLRE; (2) preserves the value of the Enterprise's franchise and assets; (3) facilitates the division of assets and liabilities between the LLRE and the receivership estate; (4) ensures that investors in mortgage-backed securities guaranteed by the Enterprises and in Enterprise unsecured debt bear losses in accordance with the priority of payments established in the GSE Act, while minimizing unnecessary losses and costs to these investors; and (5) fosters market discipline by making clear that no extraordinary government support will be available to indemnify investors against losses or fund the resolution of an Enterprise. The rule also addresses procedural requirements related to the frequency and timing for submission of resolution plans to FHFA. The rule provides a set of required and prohibited assumptions when developing the resolution plans, including assuming that receivership may occur under the severely adverse economic conditions provided by FHFA in conjunction with any stress testing required or another scenario provided by FHFA, not assuming the provision or continuation of extraordinary government support (including support under the Purchase Agreement), and reflecting statutory provisions that obligations and securities of the Enterprises are not guaranteed by the United States and do not constitute a debt or obligation of the United States.
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

FREDDIE MAC | 2025 Form 10-K	91

Management's Discussion and Analysis	Regulation and Supervision
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
For additional information on these capital standards, see Note 18. For additional information on risks related to non-compliance with the Purchase Agreement, see Risk Factors – Conservatorship and Related Matters - The Purchase Agreement and the terms of the senior preferred stock significantly limit our business activities. If we do not comply with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other remedies. If FHFA determines that our corrective actions are insufficient, FHFA could impose penalties or take other remedial actions.
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
New Products

The GSE Act requires Freddie Mac and Fannie Mae to obtain the prior approval of FHFA before offering a new product to the market, subject to certain exclusions. The GSE Act also requires us to provide FHFA with written notice of any new activity that we consider not to be a new product. In December 2022, FHFA published a final rule that outlines the process for FHFA review and timelines for approving a new product, which is defined as any new activity that FHFA determines merits public notice and comment about whether it is in the public interest. The rule states that FHFA may approve a new product if the Director of FHFA determines that it is authorized under specific provisions of the Enterprise’s Charter, is in the public interest, and is consistent with the safety and soundness of the Enterprise or the mortgage finance system.
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
FHFA housing goals applicable to our 2025 purchases consist of four goals and two subgoals for single-family owner-occupied housing, two multifamily affordable housing goals, and one multifamily affordable housing subgoal. The single-family goals are expressed as a percentage of the total number of eligible loans underlying our total single-family loan purchases, and the multifamily goals are expressed as a percentage of units financed.

FREDDIE MAC | 2025 Form 10-K	92

Management's Discussion and Analysis	Regulation and Supervision
We may achieve a single-family or multifamily housing goal by meeting or exceeding the FHFA benchmark level for that goal (Benchmark Level). We also may achieve a single-family goal by meeting or exceeding the actual share of the market that meets the criteria for that goal (Market Level).
If the Director of FHFA finds that we failed (or there is a substantial probability that we will fail) to meet a housing goal and that achievement of the housing goal was or is feasible, the Director may require the submission of a housing plan. FHFA has the authority to take actions against us if we fail to submit a required housing plan, submit an unacceptable plan, or fail to comply with a plan approved by FHFA. See Risk Factors - Legal and Compliance Risks - We may not achieve our housing goals and Duty to Serve requirements, and may make certain changes to our business in an attempt to meet these goals and requirements. Either scenario may expose us to additional legal and compliance risk, damage our reputation, and adversely affect our business, financial condition, and results of operations.
Affordable Housing Goals Results

In October 2025, FHFA informed us that we achieved all of our single-family and multifamily goals and subgoals for 2024. Our performance on the goals for 2024 and 2023, as determined by FHFA, is set forth in the table below.
Table 56 - 2024 and 2023 Affordable Housing Goals Results

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
Affordable Housing Goals for 2026-2028

In December 2025, FHFA published a final rule establishing affordable housing goals for the Enterprises for 2026 through 2028. The final rule combines the two subgoals for low-income census tracts and minority census tracts into a single low-income areas home purchase subgoal.
Our current and 2025 and 2026-2028 affordable housing goal benchmark levels are set forth below.

FREDDIE MAC | 2025 Form 10-K	93

Management's Discussion and Analysis	Regulation and Supervision
Table 57 - 2025 and 2026-2028 Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Benchmark Levels for 2025	Benchmark Levels for 2026-2028
Single-Family:
Low-income home purchase goal	25%	21%
Very low-income home purchase goal	6	3.5
Low-income areas home purchase goal(1)	21	TBD
Minority census tracts home purchase subgoal(2)	12	N/A
Low-income census tracts home purchase subgoal(2)	4	N/A
Low-income areas home purchase subgoal(2)	N/A	16
Low-income refinance goal	26	21
Multifamily (percentage of overall qualified units):
Low-income goal	61%	61%
Very low-income goal	14	14
Low-income small multifamily (5-50 units) subgoal	2	2
(1)In 2025, the low-income areas home purchase goal benchmark level was the sum of (1) the minority census tracts home purchase subgoal, (2) the low-income census tracts home purchase subgoal, and (3) a disaster areas increment set in accordance with existing practice. Each year, FHFA notifies Freddie Mac by letter of the disaster areas increment for that year only. The disaster areas increment for 2025 was set at 5%. For 2026-2028, FHFA will set the low-income areas home purchase goal benchmark annually based on the benchmark level for the low-income areas home purchase subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families in designated disaster areas in the most recent year for which such data is available.
(2)Beginning in 2026, the low-income census tract and the minority census tract home purchase subgoals have been combined into a single low-income areas home purchase subgoal.
Duty to Serve Underserved Markets Plan

The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation, and rural housing) by providing leadership in developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low-, and moderate-income families in those markets. Under a final rule issued by FHFA, we are required to establish three-year plans that describe the activities and objectives we will undertake to serve each underserved market.
Freddie Mac is currently operating under an underserved markets plan for 2025-2027. In 2025, FHFA evaluated Freddie Mac and Fannie Mae’s 2024 Duty to Serve performance under their respective Plans and determined that each Enterprise complied with its Duty to Serve requirements in all three underserved markets. For 2024, FHFA assigned Freddie Mac a rating of Low Satisfactory for its activities in the affordable housing preservation market, a rating of High Satisfactory for its activities in the manufactured housing market, and a rating of Low Satisfactory for its activities in the rural housing market.
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
During 2025, we completed $0.5 trillion of new business purchases subject to this requirement and accrued $195 million of related expense, of which $127 million is related to the Housing Trust Fund administered by HUD and $68 million is related to the Capital Magnet Fund administered by Treasury. We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase.
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

FREDDIE MAC | 2025 Form 10-K	94

Management's Discussion and Analysis	Regulation and Supervision
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
Under the final rule, the agencies will require institutions that engage in certain transactions secured by a consumer’s principal dwelling to adopt policies, practices, procedures, and control systems designed to ensure a high level of confidence in estimates produced by AVMs; protect against data manipulation; seek to avoid conflicts of interest; require random sample testing and reviews; and comply with nondiscrimination laws. The rule took effect on October 1, 2025.
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
In July 2024, FHFA announced the publication of historical VantageScore 4.0 credit scores on loans acquired by the Enterprises during the 10-year period from April 1, 2013 to March 31, 2023, to support the implementation of Freddie Mac and Fannie Mae’s updated credit score and credit reporting requirements. FHFA and the Enterprises will continue to work towards providing similar data to support the transition to the FICO 10T model, contingent upon achieving the necessary conditions for acquisition and publication of this data, and the Enterprises expect to be able to publish historical FICO Score 10T data and adopt scores from the model at a later date.
On January 16, 2025, FHFA and the Enterprises announced an update to the credit score models and reports initiative to revise the implementation date from the fourth quarter of 2025 to a to-be-determined date for the Enterprises to incorporate the new credit score model requirements into mortgage processes and implement optional bi-merge credit reports.
In July 2025, FHFA announced that the Enterprises would permit lenders to choose between Classic FICO or VantageScore 4.0 for loans sold to the Enterprises and the implementation is currently in process.
Enterprise Fair Lending and Fair Housing Compliance

In April 2024, FHFA published a final rule to provide FHFA's supervisory expectations and guidance to Freddie Mac and Fannie Mae on fair lending and fair housing compliance, which became effective in July 2024. In February 2026, FHFA repealed the 2024 rule. In repealing the 2024 rule, FHFA reiterated its duty, or commitment, to ensure by appropriate means that the Enterprises carry out their statutory missions through activities that are consistent with the Safety and Soundness Act, the authorizing statutes, and the public interest.
Department of the Treasury
Treasury has significant rights and powers as a result of the Purchase Agreement. Treasury and FHFA may amend the Purchase Agreement. In addition, under our Charter, the Secretary of the Treasury has approval authority over our issuances of notes, debentures, and substantially identical types of unsecured debt obligations (including the interest rates and maturities of these securities), as well as new types of mortgage-related securities issued subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Secretary of the Treasury has performed this debt securities approval function by coordinating GSE debt offerings with Treasury funding activities. Our Charter also authorizes Treasury to purchase Freddie Mac debt obligations not exceeding $2.25 billion in aggregate principal amount at any time.
Department of Housing and Urban Development
HUD has regulatory authority over Freddie Mac with respect to fair lending. All aspects of the credit or housing-related business practices of Freddie Mac are potentially subject to federal anti-discrimination laws, as well as state and local fair housing and fair lending statutes. In addition, the GSE Act prohibits discriminatory practices in our loan purchase activities, requires us to submit data to HUD to assist in its fair lending investigations of primary market lenders with which we do business, and requires us to undertake remedial actions against such lenders found to have engaged in discriminatory lending practices. HUD may impose fines for noncompliance. HUD may periodically review and comment on our underwriting and appraisal guidelines for consistency with the Fair Housing Act and the anti-discrimination provisions of the GSE Act.

FREDDIE MAC | 2025 Form 10-K	95

Management's Discussion and Analysis	Regulation and Supervision
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services. The CFPB’s ability-to-repay rule requires creditors to make a reasonable and good faith determination that a borrower has a reasonable ability to repay a mortgage loan according to its terms. The Purchase Agreement limits our single-family acquisitions to those that generally would constitute qualified mortgages under the ability-to-repay rule. Consumers have a three-year private right of action and lifetime defense in foreclosure under the Truth in Lending Act for alleged violations of the ability-to-repay rule. The private right of action is limited to a claim for equitable relief.
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

FREDDIE MAC | 2025 Form 10-K	96

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 58 - Forecasted House Price Growth Rates

	December 31, 2025	December 31, 2024
12-Month Forward	0.5%	2.7%
13- to 24-Month Forward	1.4	3.3
The sensitivity of our allowance for credit losses to house price growth rates changes over time depending on current and forecasted economic conditions and the current characteristics of our portfolio. To assess the sensitivity of our allowance for credit loss estimates to forecasted house price growth rates for the current period end, we compared the estimates under the above December 31, 2025 forecast to model estimates using a decrease of 300 bps to the forecasted house price growth rate 12 months from the current period end, including generating an updated Monte Carlo simulation of house price scenarios, with all other factors held constant. The comparison did not result in a material increase in our allowance for credit losses.
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
We regularly evaluate the underlying estimates and models we use when determining the Single-Family allowance for credit losses and update our assumptions to reflect our historical experience and current view of economic factors. For additional information on uncertainty and risks related to models, see Risk Factors - Operational Risks - We face risks and uncertainties associated with the models we use to inform business and risk management decisions and for financial accounting and reporting purposes. Changes in our forecasts or the occurrence of actual economic conditions that differ significantly from our forecasts may significantly affect the measurement of our Single-Family allowance for credit losses.
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

FREDDIE MAC | 2025 Form 10-K	97

Risk Factors
Risk Factors
Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below, as well as the other information in this 10-K, including our consolidated financial statements, notes, and MD&A. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, reputation, or prospects. If any such risk occurs, the market price of our stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also adversely affect us.
RISK FACTORS SUMMARY
The summary of risks below provides an overview of the principal risks that could affect our business, financial condition, results of operations, cash flows, reputation, strategies, compliance with laws and regulations, and/or prospects. This summary does not include all information that may be important to you, and you should read the more detailed discussion of risks following this summary.
Conservatorship and Related Matters
■    Freddie Mac's future is uncertain.
■    FHFA, as our Conservator, controls our business activities. We may be required to take actions that reduce our profitability, are difficult to implement, or expose us to additional risk.
■    The Purchase Agreement and the terms of the senior preferred stock significantly limit our business activities. If we do not comply with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other remedies. If FHFA determines that our corrective actions are insufficient, FHFA could impose penalties or take other remedial actions.
■    If FHFA places us into receivership, the treatment of our assets and liabilities would be uncertain. We may be limited or prevented from repaying the full liquidation preference of our preferred stock, making payments on our securities, or making any distribution to our common stockholders.
■    Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified employees across the company. The conservatorship, uncertainty about our future, and limitations on executive and employee compensation put us at a disadvantage compared to other companies in attracting and retaining employees.
Credit Risks
■    We are subject to mortgage credit risk. Credit losses and related costs could adversely affect our financial results.
■    We face significant risks related to our delegated underwriting process for single-family loans, including risks related to sellers' origination operations, data accuracy, and mortgage fraud. Our delegated process relies on sellers' ability to originate and deliver loans that consistently meet our underwriting standards. Their failure to do so may impact the credit quality of the loans we purchase.
■    Mortgage fraud could result in financial losses and harm to our reputation.
■    Declines in national or regional house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, deterioration of property conditions, legislative or public policy changes that impact multifamily property owners, or adverse macroeconomic conditions could negatively affect our business.
■    We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more counterparties fail to meet their contractual obligations to us.
■    Our loss mitigation activities may be unsuccessful or costly and may adversely affect our financial results.
■    We have been, and continue to be, adversely affected by deficiencies and delays in the single-family and multifamily foreclosure process.
■    We are exposed to increased credit losses and credit-related expenses in the event of a natural disaster or catastrophic event.
■    The new issuance market for our CRT transactions may not be available to us in adverse economic conditions. These transactions increase our expenses.
■    Our issuance of UMBS and structured securities backed by Fannie Mae-issued securities exposes us to operational and counterparty credit risk.
Market Risks
■    Changes in interest rates could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
■    Changes in market spreads could negatively affect the fair value of our financial assets and liabilities, results of operations,

FREDDIE MAC | 2025 Form 10-K	98

Risk Factors
and net worth.
■    A significant decline in the price performance of our UMBS could adversely affect the volume and/or profitability of our Single-Family business.
■    If UMBS does not continue to receive widespread market acceptance, the liquidity and price performance of our Single-Family mortgage-related securities, as well as our market share and profitability, could be adversely affected.
■    The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our securities.
Liquidity Risks
■    Our activities may be adversely affected if funding is limited or unavailable, or if the cost of funding increases.
■    Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.
Operational Risks
■    A failure in our operational systems or infrastructure, or those of third parties, including due to fraud, could impair our ability to provide market liquidity, disrupt business operations, damage our reputation, expose us to legal risk, and cause financial losses.
■    Cybersecurity threats are rapidly changing and becoming more sophisticated. We may not be able to protect our systems and networks, or the confidentiality of our information (including personal information), from cybersecurity incidents, unauthorized access, disclosure, and/or disruption.
■    We rely on third parties, including our sellers, servicers, their vendors, and other service providers, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, servicing of our portfolio, or expose us to other operational risks.
■    We face risks and uncertainties associated with the models we use to inform business and risk management decisions and for financial accounting and reporting purposes.
■    The use of AI-based technologies and methods involves inherent risks that may expose us to unexpected losses, damage our reputation, adversely impact our business operations, and/or pose compliance risks under applicable laws and regulations.
■    Natural disasters could adversely affect our business.
■    Legislative, executive, regulatory, or judicial changes or actions could require operational changes that may adversely affect our business activities and financial results.
Legal and Compliance Risks
■    We face risks associated with non-compliance with our legal and regulatory obligations.
■    We face risks associated with non-compliance with our contractual and other requirements.
■    Changes in legal requirements or standards, whether through government or judicial action, or our contractual obligations, may subject us to regulatory investigations, enforcement actions, legal proceedings, and harm our reputation, and/or adversely impact our financial results or operations.
■    We may not achieve our housing goals and Duty to Serve requirements, and may make changes to our business in an attempt to meet these goals and requirements. Either scenario may expose us to additional legal and compliance risk, damage our reputation, and adversely affect our business, financial condition, and results of operations.
General Risks
■    Changes in global or domestic economic and political conditions may have an adverse effect on our business.
Conservatorship and Related Matters
Freddie Mac's future is uncertain.
Our future structure and role in the mortgage industry will be determined by the Administration, Congress, and FHFA. They may also change our priorities and strategy, including ending the conservatorship or directing us to undertake new business activities and limit or cease existing activities. Significant changes may occur that could materially affect our business model and results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company. If any of these events occur, our shares could diminish in value, or cease to have any value, and our stockholders may not receive any compensation for such loss in value. In addition, the Administration has made comments regarding a number of potential transactions involving us and Fannie Mae, including a public offering of our equity securities while in conservatorship or outside of conservatorship, and the potential for our exit from conservatorship. We cannot predict whether or when any of these transactions could take place or on what terms. While we continue to monitor regulatory and policy developments, we cannot predict the accuracy, timing, or impact of such statements or any related policy actions.

FREDDIE MAC | 2025 Form 10-K	99

Risk Factors
Bills have been, and may continue to be, introduced in Congress concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills that provide for the wind down of Freddie Mac and Fannie Mae and modification of the terms of the Purchase Agreement. It is possible that the Administration could take steps, even in the absence of legislative action, to implement changes impacting Freddie Mac, Fannie Mae, and the mortgage finance system. We cannot predict the timing or final content of legislation, regulations or administrative actions related to our activities, nor can we predict the impact any such enacted legislation, regulation or administrative actions would have on our business and financial condition. Actions taken by FHFA to date, or that may be taken in the future, with respect to key positions at Freddie Mac, including the CEO, the Chair and other members of the Board of Directors, may result in changes in our priorities and strategies, which could in turn affect our business and results of operations.
If we exit conservatorship, specified regulatory exemptions that currently apply to us or our securities would no longer apply, such as the rule implementing the Dodd-Frank Act’s credit risk retention requirement and the Federal Reserve Board’s single counterparty credit limits rule. The expiration of these exemptions could result in significant changes to our business and materially adversely affect our financial results and condition.
The conservatorship is indefinite in duration, and the likelihood, timing, and circumstances under which we might emerge from conservatorship are uncertain. Our current capital levels are significantly below the levels that would be required under the ERCF. It will likely be very difficult for us to build the requisite amount of capital under the ERCF, as we may be required to start paying dividends to Treasury on the senior preferred stock under the net worth sweep dividend requirement before we reach such amount of capital. Once we start paying such dividends to Treasury, we may not be able to increase our capital through retained earnings. While we are currently increasing our net worth as a result of changes to our senior preferred stock dividend requirement, the increases in our net worth since September 30, 2019 have been or will be added to the aggregate liquidation preference of the senior preferred stock. In addition, our ability to increase our capital, other than through retained earnings, is limited, and it may not be possible for us to raise private capital on acceptable terms. Under the Purchase Agreement, we can raise up to $70.0 billion of capital through the issuance of common stock only after Treasury has exercised in full its warrant to purchase 79.9% of our common stock and pending material conservatorship-related litigation has been resolved or settled. Treasury’s potential substantial equity ownership in our company, the restrictions imposed on our business, and required post-recapitalization dividends and fees payable to Treasury, could reduce our attractiveness as an investment opportunity for third-party investors. It is uncertain whether or when we will be able to retain or raise sufficient capital to permit an end to our conservatorship, and this may not happen for several years or at all. For additional information on the conservatorship, Purchase Agreement, and terms of the senior preferred stock, see Note 2.
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
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecards. Some of the activities FHFA has required us to undertake have been costly and/or difficult to implement, such as development and support of the mortgage securitization platform. The Director of FHFA has changed and in the future could continue to change our priorities and strategies and direct us to undertake new business activities or limit or cease existing activities.
The Supreme Court has interpreted FHFA’s authority as conservator expansively, noting that “when the FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities.
In addition, to oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our Charter and the GSE Act, and to certain regulation by other government agencies. FHFA has the power to require us to change our processes, take action, and/or stop taking action, which could impact our business; FHFA exercises this power from time to time.
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

FREDDIE MAC | 2025 Form 10-K	100

Risk Factors
FHFA has also required us to take other actions that may adversely affect our business or financial results, such as requiring us to maintain increased liquidity and directing us to amend the U.S. FinTech LLC agreement in a manner that limits our influence over U.S. FinTech Board decisions. During conservatorship, the U.S. FinTech Board Chair must be designated by FHFA, and all U.S. FinTech Board decisions require the affirmative vote of the Board Chair. FHFA also has the right to appoint up to three additional U.S. FinTech Board members. One of these seats has not been filled, and if FHFA appoints an additional independent member, the U.S. FinTech Board members we and Fannie Mae appoint could be outvoted by FHFA-designated Board members on any matter during conservatorship and on significant matters after conservatorship. It is possible that FHFA may require us to make additional changes to the U.S. FinTech LLC agreement or may otherwise impose restrictions or provisions relating to U.S. FinTech or the UMBS, which may adversely affect us. The support of FHFA and Treasury is critical to the continued success of the UMBS and the fungibility of Freddie Mac- and Fannie Mae-issued UMBS. FHFA and Treasury may discontinue or alter this support at any time.
FHFA has, at times, prevented us from engaging in business activities or transactions that we believe would be profitable or otherwise beneficial to our business, and it may do so again in the future. For example, FHFA has limited the size and composition of our mortgage-related investments portfolio and the amount and type of new single-family and multifamily loans we may acquire. We may be required to adopt business practices that help serve our mission and other non-financial objectives, but that may negatively affect our future financial results. Congress or FHFA may require us to set aside or otherwise pay monies to fund third-party initiatives, such as the existing requirement under the GSE Act that we allocate amounts for certain housing funds. FHFA could also require us to take actions that would adversely affect our ability to compete and innovate, such as through its rules for new GSE products and activities; changing our risk appetite (including risk limits); and limiting our control over pricing.
FHFA is also Conservator of Fannie Mae, our primary competitor. As Conservator of both companies, FHFA has required, and could in the future require, us and Fannie Mae to take a uniform approach to certain activities, limiting innovation and competition and possibly putting us at a competitive disadvantage because of differences in our respective businesses. FHFA also could limit our ability to compete with new entrants and other institutions.
The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
Furthermore, the conservatorship has resulted in one material weakness in our internal control over financial reporting that could result in errors in our reported results, which could have a material adverse effect on our business and operations. This material weakness relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under FHFA's control, some information needed to meet our disclosure obligations may be solely within FHFA's knowledge. As Conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our Conservator, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures relating to information known only to FHFA. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known only to FHFA that is needed to meet our disclosure obligations under federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, we do not expect to remediate it while we are under conservatorship. See Controls and Procedures for further discussion of management’s conclusions on our disclosure controls and procedures and internal control over financial reporting.
The Purchase Agreement and the terms of the senior preferred stock significantly limit our business activities. If we do not comply with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other remedies. If FHFA determines that our corrective actions are insufficient, FHFA could impose penalties or take other remedial actions.
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
The Purchase Agreement prohibits us from taking a variety of actions without Treasury's consent, and Treasury has the right to withhold its consent for any reason. The restrictions on our business under the Purchase Agreement, the senior priority position and net worth sweep dividend provisions of the senior preferred stock, and the warrant held by Treasury could adversely affect our ability to attract capital from the private sector in the future, should we be in a position to do so. For additional information, see Conservatorship and Related Matters - Freddie Mac's Future is Uncertain.

FREDDIE MAC | 2025 Form 10-K	101

Risk Factors
In the event of non-compliance with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other such remedies as may be available at law or in equity. If FHFA determines that our corrective actions are insufficient, FHFA could impose penalties or take other remedial actions.
If FHFA places us into receivership, the treatment of our assets and liabilities would be uncertain. We may be limited or prevented from repaying the full liquidation preference of our preferred stock, making payments on our securities, or making any distribution to our common stockholders.
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
Being placed into receivership would terminate our conservatorship. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors might have against our assets or under our Charter as a result of their status as stockholders or creditors, other than possible payment contingent upon the value of the assets remaining in the receivership entity. FHFA would have broad power as receiver to make decisions regarding Freddie Mac's assets and liabilities in receivership; it is uncertain how the exercise of those powers would affect the interests of our stockholders and creditors.
The GSE Act provides that, if we were placed into receivership, the mortgages underlying our mortgage-related securities (and the payments thereon) would be held for the benefit of the holders of those securities and not for the benefit of any receivership estate or LLRE. However, payments on the mortgages underlying our mortgage-related securities might not be sufficient to make full payments of principal and interest on the securities. If we were unable to fulfill our guarantee, the holders of our mortgage-related securities could experience delays in receiving payments because the relevant systems are not designed to make partial payments, and they could ultimately suffer losses on their investments to the extent the payments on the mortgages underlying our mortgage-related securities were not sufficient to make full payments of principal and interest on the securities.
In addition, when administering the receivership claims process, FHFA could treat similarly situated creditors unequally, including treating creditors with claims related to senior unsecured debt securities and creditors with claims related to guarantee obligations on mortgage-related securities unequally, if FHFA determines such treatment is necessary to maximize the value of the assets of Freddie Mac, to maximize the present value return from the sale or other disposition of the assets of Freddie Mac, or to minimize the amount of any loss realized upon the sale or other disposition of the assets of Freddie Mac, as long as all creditors would receive at least as much as they would in a liquidation. During receivership or conservatorship, FHFA may take any authorized action that it determines is in the best interest of Freddie Mac or FHFA, including the public that FHFA serves.
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
Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified employees across the company. The conservatorship, uncertainty about our future, and limitations on executive and employee compensation put us at a disadvantage compared to other companies in attracting and retaining employees.
We rely heavily on the talents and efforts of our employees to operate our business successfully.
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

FREDDIE MAC | 2025 Form 10-K	102

Risk Factors
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
These restrictions may reduce our flexibility to offer compensation deemed competitive, which may adversely affect our ability to attract and retain executives and other employees. They also limit our ability to motivate and reward high performance with compensation structures that provide upside potential to our executives, putting us at a disadvantage compared to other companies in attracting and retaining executives. In addition, the uncertainty of potential action by Congress or the Administration with respect to our future – including whether we will exit conservatorship, how long it may take before we exit conservatorship, or whether housing finance reform will result in a significant restructuring of the company or the company no longer continuing to exist – also negatively affects our ability to recruit and retain executives and other employees.
The cap on our CEO compensation historically has made retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for well-qualified talent. This competition has made the attraction and retention of executive and employee talent more challenging. If this increased competition for talent persists and if we are unable to attract and retain executives and other employees with the necessary skills and talent, or the market for talent further intensifies, we may face increased operational risk, and our business or financial results could be materially adversely affected. Leadership departures, especially multiple departures at approximately the same time, could also materially adversely affect our business, results of operations, and financial condition.
Credit Risks
We are subject to mortgage credit risk. Credit losses and related costs could adversely affect our financial results.
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
Economic downturns or higher unemployment may increase our credit risk, as borrowers may be unable or otherwise fail to make required mortgage payments on time or at all. Additionally, in a high interest rate environment, borrowers taking new mortgages may become financially stretched, resulting in higher delinquencies. If house prices subsequently decline significantly, these conditions could lead to additional losses.
We have loans in our Single-Family mortgage portfolio with certain characteristics that are typically associated with higher levels of credit risk. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics for additional information on the characteristics of the loans in our Single-Family mortgage portfolio. We may continue to acquire loans with higher risk characteristics, which may increase our credit risk. Our current and/or future efforts to increase eligible borrowers' access to single-family mortgage credit, including our affordable housing program, changes in loan products, and our plan for fulfilling our obligations to underserved markets, may expose us to increased mortgage credit risk. The characteristics of the loans we acquire may change at any time due to new or revised guidance from FHFA.
We face significant risks related to our delegated underwriting process for single-family loans, including risks related to sellers' origination operations, data accuracy, and mortgage fraud. Our delegated process relies on sellers' ability to originate and deliver loans that consistently meet our underwriting standards. Their failure to do so may impact the credit quality of the loans we purchase.
We delegate to our sellers the underwriting for the single-family loans we purchase or securitize. Our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the loans they deliver to us meet these standards.

FREDDIE MAC | 2025 Form 10-K	103

Risk Factors
We rely on the strength of our sellers' origination processes and controls. We perform operational risk evaluations to test our counterparties' control environments. However, our review may not detect operational weaknesses that could lead to errors in sellers' decisions concerning, for example, loan underwriting, correspondent approvals, property valuations, and insurance coverage.
We do not independently verify most information provided to us before we purchase or securitize a loan. As a result, we are exposed to risks that one or more transaction parties (including the borrower, property seller, broker, appraiser, title agent, loan officer, or lender) may misrepresent facts or engage in fraud, which could adversely affect our credit quality and financial results. While we review a sample of loans after we purchase them to determine if they comply with our contractual standards, this review may not detect any errors, misrepresentations, or instances of fraud, or reduce our exposure to these risks.
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
Our suite of tools, collectively referred to as Loan Advisor, offers limited representation and warranty relief for certain loan components that satisfy automated data evaluation related to appraisal quality, collateral valuation, certain condominium project requirements, borrower assets, borrower income, and borrower employment status. In general, limited representation and warranty relief is offered when information is validated against independent data sources and/or Freddie Mac analytics and risk assessments. However, there is a risk that the enhanced tools and processes provided by Loan Advisor will not enable us to identify all breaches in a timely manner. In addition, there is a risk that data provided by the independent data sources is not accurate, impacting the representation and warranty relief decision. In turn, this could increase our exposure to credit and other losses. For additional information, see MD&A - Risk Management - Single-Family Mortgage Credit Risk and MD&A - Risk Management - Operational Risk - Third-Party Risk.
Mortgage fraud could result in financial losses and harm to our reputation.
In the process of purchasing, securitizing, and servicing mortgage loans, we rely on information provided to us by the borrower, seller, broker, appraiser, title agent, loan officer, underwriter, or servicer. We also rely on the representation of such parties as to the accuracy and completeness of the information. This exposes us to the risk that one or more of the parties involved in a transaction will intentionally or negligently engage in fraud by misrepresenting facts about a mortgage loan. While we have certain measures designed to protect against mortgage fraud, there is no guarantee our measures will prevent or reduce our exposure to this risk.
We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses or reputational damage as a result of mortgage fraud or other financial crimes.
Declines in national or regional house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, deterioration of property conditions, legislative or public policy changes that impact multifamily property owners, or adverse macroeconomic conditions could negatively affect our business.
Our financial results and business volumes can be negatively affected by declines in house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, deterioration of property conditions, legislative or public policy changes that impact multifamily property owners, or adverse macroeconomic conditions. This could (1) significantly increase our expected credit losses; (2) result in higher stress losses for both the Single-Family and Multifamily mortgage portfolios; (3) increase our losses, including losses resulting from our inability to recoup the full amount of investments or advances made to improve property conditions, with respect to foreclosure alternatives, third-party sales, and dispositions of REO properties; (4) reduce our returns or result in losses on our Single-Family and Multifamily guarantee businesses, as default rates could be higher than we expected when we issued the guarantees; (5) negatively affect the value of our unsecuritized loans, which could cause us to change our disposition strategies for our Single-Family delinquent and modified loans; or (6) adversely impact our ability to transfer credit risk. For additional information regarding these risks, see MD&A - Risk Management - Credit Risk.
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
Increases in interest rates may also reduce the ability of multifamily borrowers to refinance their loans, most of which have balloon balances due at maturity. In addition, in a rising interest rate environment, multifamily borrowers with floating rate loans may have difficulty making higher monthly debt service payments if cash flows generated by the properties are not increasing at a similar pace. While we generally require multifamily borrowers with floating rate loans to purchase an interest rate cap to

FREDDIE MAC | 2025 Form 10-K	104

Risk Factors
protect against large movements in interest rates, purchasing or replacing a required interest rate cap, especially one with a longer term and/or lower strike rate, becomes more expensive in volatile and rising interest rate environments. Furthermore, when the cost of interest rate caps rises, there is no guarantee that the escrow established for the cost to purchase these caps will be sufficient. For additional information, see MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk - Credit Quality of New Business Activity.
We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more counterparties fail to meet their contractual obligations to us.
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

FREDDIE MAC | 2025 Form 10-K	105

Risk Factors
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
Our loss mitigation activities may not be successful. The costs we incur related to payment deferral plans, loan modifications, and other loss mitigation activities have been, and could continue to be, significant. For example, payment deferral plans result in non-interest bearing balances we have to finance for the life of the mortgage, resulting in economic costs as a result of the program. In addition, we generally bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, as well as all applicable servicer incentive fees for our single-family mortgage modifications.
We could be required to make changes to our loss mitigation activities that could make these activities more costly to us. FHFA, as Conservator and regulator, may continue to issue directives and Advisory Bulletins to assist borrowers and align servicing practices for the GSEs. These directives and Advisory Bulletins could make these activities more costly to us, especially with regard to payment deferral plans and loan modification initiatives since we may not benefit from any credit enhancements such as mortgage insurance. FHFA may continue to issue these directives and Advisory Bulletins for a variety of reasons, including consumer relief and alignment of the prepayment behavior of our and Fannie Mae's respective UMBS.
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

FREDDIE MAC | 2025 Form 10-K	106

Risk Factors
sell the loans subject to those activities.
We devote significant resources to our borrower assistance initiatives. The size and scope of these efforts may compete with other business opportunities or corporate initiatives.
For additional information on our loss mitigation activities, see MD&A - Risk Management - Single-Family Mortgage Credit Risk - Loss Mitigation Activities.
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
The new issuance market for our CRT transactions may not be available to us in adverse economic conditions. These transactions increase our expenses.
Our ability to transfer credit risk, and the related costs can change rapidly with market conditions. Adverse market conditions, such as high interest rates, elevated inflation, and other market uncertainty, could reduce investor demand for CRT transactions at acceptable prices, delay our CRT transaction calendar, or otherwise impact our ability to execute CRT transactions.
Our CRT strategies and structuring decisions may not prevent substantial losses. Transferring risk takes time, leaving us exposed to credit losses during the pipeline period. In addition, some CRT transactions have early termination clauses or maturities that precede those of the reference mortgage loans, and we may terminate certain CRT transactions by repurchasing the related securities. After such terminations, we are exposed to increased credit risk on the reference mortgage loans.
We retain a portion of future loss risk on loans covered by CRT transactions, including all or part of the first loss risk in Single-Family STACR and ACIS transactions, as well as Multifamily MCIP and MSCR transactions. The costs of CRT transactions are significant and may increase. In some cases, there may be a substantial lag between when we recognize a credit loss in earnings and when the related recovery is recognized, which could negatively impact our financial results in the interim. Changes in regulatory guidance, such as capital requirements under the ERCF, may require us to adjust our CRT activities.
Our issuance of UMBS and structured securities backed by Fannie Mae-issued securities exposes us to operational and counterparty credit risk.
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

FREDDIE MAC | 2025 Form 10-K	107

Risk Factors
or default in the event of a payment default by Fannie Mae. We have not modified our liquidity strategies to address the possibility of non-timely payment by Fannie Mae, but we may do so in the future.
We and Fannie Mae both rely on the Federal Reserve Banks to make payments on our respective mortgage-related securities. As noted above, if Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for providing the Federal Reserve Banks with the funds to make the payment. If we failed to provide the Federal Reserve Banks with all of the funds due to make such a payment on resecuritized Fannie Mae securities, the Federal Reserve Banks would not make any payment on any of our outstanding Freddie Mac-issued UMBS, Supers, Single-Family REMICs, or other Single-Family mortgage-related securities to be paid on that payment date, regardless of whether such Freddie Mac-issued securities were backed by Fannie Mae-issued securities.
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
Changes in market conditions, including changes in interest rates, liquidity, prepayment, and/or default expectations and the level of uncertainty in the market for a particular asset class, may cause fluctuations in market spreads. Our financial results and net worth can be significantly affected by changes in market spreads, especially results driven by financial instruments that are measured at fair value. These instruments include trading securities, available-for-sale securities, derivatives, loans held-for-sale, and loans and debt with the fair value option elected. Our positions recorded at fair value may increase, which could further increase our spread risk exposure. While we monitor and manage our spread risk exposure where feasible and appropriate, our ability to manage this risk is limited, and we accept some level of spread risk.
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

FREDDIE MAC | 2025 Form 10-K	108

Risk Factors

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
A significant decline in the price performance of our UMBS could adversely affect the volume and/or profitability of our Single-Family business.
Our UMBS are an integral part of our single-family loan purchase program. Our competitiveness in purchasing single-family loans from our sellers and the volume and profitability of our Single-Family business activity are directly affected by the price performance of UMBS issued by us relative to comparable Fannie Mae-issued UMBS. If our UMBS were to trade at a discount relative to comparable Fannie Mae securities due to prepayment performance or other factors, such a difference in relative pricing may create an incentive for sellers to conduct a disproportionate share of their single-family business with Fannie Mae.
A liquid market for our UMBS may not be sustained, which could negatively impact the price performance of our UMBS and our single-family market share. Significant reductions in our market share and the volume of loans that we securitize, or a reduction in the trading volume of our UMBS, could further reduce the liquidity of our UMBS. Although we may implement strategies to support the liquidity and price performance of our UMBS, these strategies may fail or adversely affect our business and financial results. We may discontinue such activities at any time, or FHFA could require us to do so, which could adversely affect UMBS liquidity and price performance. Additionally, we may incur costs to maintain our presence in the agency securities market and to support the liquidity and price performance of our securities.
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
We may encounter price differences with Fannie Mae on individual new production pools of TBA-eligible mortgages, especially for specified pools and our multi-lender securities. To maintain alignment and competitiveness with Fannie Mae in producing these pools, we may periodically adjust our pricing or introduce new initiatives. Depending on the extent of these pricing adjustments in any period, our Single-Family business profitability could be adversely affected. We manage our cash window activities within our risk limits and FHFA-imposed restrictions, which may limit our ability to manage alignment. For additional information, see MD&A - Our Business Segments - Single-Family - Business Overview - Products and Activities.
If UMBS does not continue to receive widespread market acceptance, the liquidity and price performance of our Single-Family mortgage-related securities, as well as our market share and profitability, could be adversely affected.
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
The ERCF requires us to hold capital to account for the counterparty credit risk of Fannie Mae. Given the resulting risk weights for commingled securities or crossholding of Enterprise UMBS, it is possible that the fungibility of UMBS will be reduced and that enterprise-specific markets will emerge. The ERCF risk weighting may cause each Enterprise to choose whether to stipulate delivery of its own UMBS or to provision excess capital to account for the risk of receiving the other Enterprise’s UMBS.

FREDDIE MAC | 2025 Form 10-K	109

Risk Factors

The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our securities.
Our current Multifamily business model is highly dependent on our ability to purchase and securitize loans at terms that provide us with an appropriate economic return. The actions of our competitors, including their pricing, credit standards, and loan structures, along with the actions we and our competitors take to support affordable multifamily housing could reduce the volume and profitability of our multifamily business. A significant decrease in demand for our securities could have an adverse impact on our profitability to the extent that our holding period for the loans increases and we are exposed to credit, spread, and other market risks for a longer period of time or receive reduced proceeds from securitization. We employ various strategies to support the liquidity of our securities, but those strategies could fail or adversely affect our business. We may cease such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our securities.
Liquidity Risks
Our activities may be adversely affected if funding is limited or unavailable, or if the cost of funding increases.
The amount, type, and cost of our unsecured funding directly affect our interest expense and results of operations. Market conditions, monetary policy, credit rating downgrades (ours or the U.S. government's), reduced government support, or decreased investor demand could limit our access to such funding or significantly increase its cost.
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
Prolonged wide market spreads on long-term debt could cause us to reduce our long-term debt issuances and increase our reliance on short-term debt. Such increased reliance on short-term debt could increase the risk that we may be unable to refinance our debt when it becomes due and result in a greater use of derivatives. Greater derivatives use could increase the variability of our comprehensive income or increase our credit exposure to our counterparties. Additionally, we may incur higher hedging costs in the event that we decide not to call our debt.
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
Pursuant to the Purchase Agreement, it is possible that we may be required to pay a dividend to Treasury in the future that would prevent us from meeting our capital requirements under the ERCF. In addition, we and Treasury are required to agree to a periodic commitment fee that we will pay to Treasury for a five-year period (after we have reached prescribed capital levels) in return for Treasury's remaining funding commitment.

FREDDIE MAC | 2025 Form 10-K	110

Risk Factors

Reduced Demand for Debt Securities
If investor demand for our debt securities were to decrease, our liquidity, business, and results of operations could be materially adversely affected. The willingness of investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in inflation and exchange rates, and regulatory and political factors (including our being placed into receivership), as well as the availability of and investor preferences for other investments. We compete for debt funding with Fannie Mae, the FHLBs, and other institutions. Our funding costs and liquidity contingency plans may also be affected by changes in the amount of and demand for, debt issued by Treasury. Our debt is considered an HQLA because it can be easily and immediately converted into cash at little or no loss of value. Any changes by investors in how they view our debt or regulatory changes causing our debt to no longer be considered an HQLA could significantly increase our debt funding costs or reduce our ability to issue debt.
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
Any downgrade in the credit ratings of the U.S. government would be expected to be accompanied by a downgrade in our credit ratings. In addition to a downgrade in the credit ratings of or outlook on the U.S. government, several other events could adversely affect our credit ratings, including actions by governmental entities, changes in government support for us, changes in regulatory designations of our debt, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity and prices for our securities, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits. Downgrades in our credit ratings also may trigger additional collateral or funding obligations or restrictions which could have a material adverse effect on our liquidity, including as a result of credit-related contingent features in certain of our derivative contracts.
For additional information, see MD&A - Liquidity and Capital Resources.
Operational Risks
A failure in our operational systems or infrastructure, or those of third parties, including due to fraud, could impair our ability to provide market liquidity, disrupt business operations, damage our reputation, expose us to legal risk, and cause financial losses.
Operational risk continues to be elevated due to the volume, complexity, and pace of change across the company. We face operational risk due to a variety of factors, including the size and complexity of our business operations, the amount of change to our core systems required to keep pace with market demands, regulatory requirements, and business initiatives, and the ever-changing cybersecurity landscape. Shortcomings, failures, or fraud in our internal processes, people, or systems, or those of third parties with which we interact, could lead to a variety of adverse events, including impairment of our liquidity, disruption of our business (e.g., purchasing mortgages, issuing debt and mortgage-related securities, or entering into CRT transactions), incorrect or late payments on our securities and other obligations, including CRT transactions, errors in our financial statements, liability to customers or investors, further legislative or regulatory intervention, fines, or penalties, reputational damage, and financial and economic loss.
Other financial crimes, including money laundering, wire fraud, payment fraud, bribery, terrorist financing, and sanctions violations, may be committed by, against, or through us. While we have certain policies and procedures designed to prevent these financial crimes and protect us against any resulting losses, there is no guarantee our measures will prevent or reduce our exposure to these risks.
Our business is highly dependent on our ability to process a large number of transactions on a daily basis and collect, manage, and analyze significant amounts of information, much of which is provided by third parties. This information may be incorrect, our receipt of information may be delayed, or we may fail to properly manage or analyze it. The inability to correctly process transactions and information could lead to the execution of business transactions, including CRT transactions, that fail to meet our economic return thresholds, cause financial and economic loss, cause reputational damage, and cause other disruptions to our business operations.
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

FREDDIE MAC | 2025 Form 10-K	111

Risk Factors

may lead to heightened risk of system failures. The inability of our systems to accommodate a high volume of transactions or new types of transactions or offerings could constrain our ability to pursue new business initiatives or improve existing business activities.
Our technological connections with our customers and third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, are substantial and expose us to risk, which increases our risk exposure with respect to an operational failure of their infrastructure or systems. We have developed, and expect to continue to develop, software tools for use by our customers in their loan production, loan servicing, and other processes. These tools may fail to operate properly, which could disrupt our, or our customers', business and adversely affect our relationships with our customers.
We continue to leverage third-party cloud infrastructure for both customer-facing applications and internal use applications. If we do not implement changes in a well-managed, secure, and effective manner, we may experience unplanned service disruptions or unplanned costs which may harm our business and operating results. In addition, our cloud infrastructure providers, or other service providers, have experienced and may in the future experience service disruptions, system breakdowns or failures, outages, downtime, defective system or software updates, or other cybersecurity incidents, as well as adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to the cloud or to other third parties may increase our risk exposure.
From time to time, we evaluate new technologies, including AI-based technologies and methods, for our internal use or our customers' use. Utilizing such rapidly evolving technologies may increase our operational and regulatory risks. If we choose not to utilize such technologies, we could be at a competitive disadvantage. Moreover, some of our long-term initiatives designed to reduce our operational risk, or to increase operational efficiencies, particularly those relating to the implementation of new technology and the transition to third-party cloud-based platforms, increase our operational risk over the short term as we implement the changes, as many involve significant changes to our business processes, controls, systems and infrastructure. If we fail to implement these initiatives in a well-managed, secure and effective manner, we may experience significant service disruptions, system breakdowns or failures, outages, downtime, defective system or software updates, other cybersecurity incidents or other unforeseen costs or unintended consequences, any of which could result in material harm to our business and results of operations. Further, there can be no assurance that these initiatives will be successful in reducing our operational risk, increasing our operational efficiencies, or otherwise result in our intended outcomes. For additional information see Risk Factors - Operational Risks - The use of AI-based technologies and methods involves inherent risks that may expose us to unexpected losses, damage our reputation, adversely impact our business operations, and/or pose compliance risks under applicable laws and regulations.
We also face significant operational and other risks related to U.S. FinTech and the operation and continued development of the mortgage securitization platform. We rely on U.S. FinTech and the mortgage securitization platform (which is owned and operated by U.S. FinTech) for the operation of many of our Single-Family securitization activities. Our business operations would be adversely affected and the market for Freddie Mac securities would be disrupted if the mortgage securitization platform were to fail or otherwise become unavailable to us or if U.S. FinTech were unable to perform its obligations to us. As the mortgage securitization platform has an operational dependency on Fannie Mae to administer Freddie Mac-issued commingled securities, an operational failure at Fannie Mae could also adversely impact the ability of U.S. FinTech to perform its obligations to Freddie Mac. In the event of a U.S. FinTech operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the U.S. FinTech platform may experience payment delays or errors. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed. We update our internal systems and processes on a regular basis, including improving existing processes and responding to market and regulatory developments. We could be adversely affected if U.S. FinTech and/or the mortgage securitization platform are unable to make any necessary corresponding changes to their systems and processes in a timely manner. U.S. FinTech could adopt or prioritize strategies that could adversely affect its ability to perform its obligations to us.
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
Cybersecurity threats are rapidly changing and becoming more sophisticated. We may not be able to protect our systems and networks, or the confidentiality of our information (including personal information), from cybersecurity incidents, unauthorized access, disclosure, and/or disruption.
Our operations rely on the secure, accurate, and timely receipt, storage, transmission, and other processing of confidential and other information (including personal information) in our systems and networks and with counterparties (e.g., seller/servicers), vendors, service providers, and financial institutions.

FREDDIE MAC | 2025 Form 10-K	112

Risk Factors

Cybersecurity risks for companies like ours continue to increase, in part because of the proliferation of new technologies, such as AI-based technologies and methods, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, "hacktivists," terrorists, and other external parties, including nation-states and foreign state-sponsored actors. There have been several highly publicized cases involving financial services companies, consumer-based companies, and other organizations, including some of our counterparties, reporting the unauthorized disclosure, dissemination, theft, or destruction of client, customer, or other confidential information (including personal information), corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information (including personal information) or for not making the targets' computer systems unavailable. In addition, there have been cases where hackers have misled company personnel into making unauthorized transfers of funds to the hackers' accounts.
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
Because we are interconnected with and dependent on third-party vendors, counterparties (e.g., seller/servicers), exchanges, clearinghouses, fiscal and paying agents, and other financial institutions, we could be adversely affected if any of them are subject to a successful cybersecurity incident. Third parties with which we do business have been, and may continue to be, sources of cybersecurity or other technological risks. We routinely transmit and receive confidential, proprietary, and other information (including personal information) by electronic means. This information could be subject to interception, misuse, or mishandling. Our exposure to these risks could increase as a result of our migration of core systems and applications to a third-party cloud environment. While we generally perform cybersecurity diligence on our key vendors, because we do not control third parties with whom we do business and our ability to monitor their, and their supply chain's, cybersecurity posture is limited, we cannot ensure that the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may have liability for certain data breaches resulting from cybersecurity incidents attributed to third parties with whom we do business in relation to the information we share with them.
Our measures designed to protect critical assets and provide employee awareness training about phishing, malware, and other cybersecurity risks may not provide effective security. Our computer systems, software, end point devices, and networks may be vulnerable to cybersecurity incidents, supply chain disruptions, or other attempts to harm them or misuse or steal information (including personal information). The scale and effectiveness of such attempts may be further enhanced by the use of AI-based technologies and methods. We routinely identify cybersecurity threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Outside parties may attempt to induce employees, customers, third parties (including suppliers, sellers and servicers, financial market utilities, and other third parties), or other users of our systems or networks to disclose confidential, proprietary, or other information (including personal information) in order to gain access to our systems and networks and the information they contain. Unauthorized access or disclosure, or breaches of our security, also may result from human error. Insider threats remain a risk given our workforce diversification to include contractors, remote workers, part-time employees, and full-time employees. We may not be able to anticipate, prevent, detect, recognize, or react to threats to our systems, networks, and assets, or implement effective preventative or remedial measures against cybersecurity incidents, especially because the techniques used change frequently or are not recognized until launched.
A cybersecurity incident could occur and persist for an extended period of time without detection. We expect that any investigation into such an incident would take time, during which we would not necessarily know the extent of the harm or how best to remediate it. Our cybersecurity risk management program may not prevent such a cybersecurity incident from having a material impact. We have obtained insurance coverage relating to cybersecurity risks, but this insurance may not be sufficient to provide adequate loss coverage (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all. Further, we cannot ensure that any limitations of liability provisions in our agreements with vendors, counterparties, customers, and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a cybersecurity incident.
The occurrence of one or more cybersecurity incidents could result in thefts of important assets (such as cash or source code) or the unauthorized loss, disclosure, misuse, or corruption of confidential, proprietary, and other information (including personal

FREDDIE MAC | 2025 Form 10-K	113

Risk Factors

and other information about our borrowers, our customers, or our counterparties) or could otherwise cause interruptions, malfunctions, or other failures in our systems, networks, or operations or those of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, or otherwise harm our business or investors in our securities. We could also face regulatory and other legal action, including for any failure to provide timely disclosure concerning, or to appropriately limit trading in our securities following, an incident. We might be required to expend significant additional resources to modify or add to our internal controls and other protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured, if at all. In addition, customers, third parties (including suppliers, sellers and servicers, financial market utilities, and other third parties), and governmental organizations may not be adequately protecting the information that we share with them. As a result, a cybersecurity incident on their systems and networks, or a breach of their cybersecurity measures, may result in harm to our business and business relationships and expose us to operational, legal, and reputational risk.
We rely on third parties, including our sellers, servicers, their vendors, and other service providers, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, servicing of our portfolio, or expose us to other operational risks.
Our use of third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, exposes us to the risk of failures in their risk and control environments. We outsource certain key functions to these external parties, including some that are critical to financial reporting, our mortgage-related investment activity, loan underwriting, loan servicing, securities issuance and administration (i.e., U.S. FinTech), and data storage and processing. We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on public cloud services. Additionally, we may be fully reliant on a third party to complete certain business operations (e.g., financial market utilities that provide the infrastructure for transferring, clearing, and settling payments on securities and other financial transactions). If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle changing volumes, or if one or more of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third parties also exposes us to operational disruptions, financial losses, fraud, risk of regulatory action, or damage to our reputation if one or more of these third parties fails to maintain adequate risk and control environments. For example, a third party could experience a cybersecurity incident that negatively impacts our operations or the security and integrity of our confidential, proprietary, and other information (including personal information). As another example, if a court were to find a servicer liable for damages to borrowers because of their servicing practices, and the servicer did not have enough money to satisfy the judgment, the court may seek the remaining amounts from the securitization trust(s) into which the underlying loans were pooled. As an additional example, the properties underlying our Multifamily loans are maintained by borrowers who may not maintain these properties in accordance with the Multifamily Seller/Service Guide requirements. Our ability to monitor the activities or performance of certain third parties may be limited based on restricted access to and availability of risk management information for the third party, which may make it difficult for us to assess and manage the risks associated with these relationships.
We face risks and uncertainties associated with the models we use to inform business and risk management decisions and for financial accounting and reporting purposes.
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

FREDDIE MAC | 2025 Form 10-K	114

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
The use of AI-based technologies and methods involves inherent risks that may expose us to unexpected losses, damage our reputation, adversely impact our business operations, and/or pose compliance risks under applicable laws and regulations.
AI-based technologies are rapidly evolving and being increasingly adopted by us, third parties with whom we do business, and other market participants, with adoption expected to grow significantly over time. These AI-based technologies may subject us to new or heightened legal, regulatory, ethical, operational, reputational or other challenges and contain inherent risks including:
■    Identifying non-representative patterns in training data that produce inaccurate predictions;
■    Generating false or "hallucinatory" outputs;
■    Relying on inaccurate, incomplete or misleading training data, prompts, algorithms, or other inputs;
■    Containing hidden biases and producing predictions difficult to interpret and validate; and
■    Creating inaccurate, incomplete, or misleading results that are not easily detectable through standard testing.
These technologies are subject to a rapidly evolving legal and regulatory landscape that may prevent us from adequately anticipating and responding to requirements, potentially resulting in legal liability, penalties, and reputational damage. In particular, such technologies are subject to a variety of existing laws and regulations, including fair lending, consumer protection, intellectual property, privacy, equal opportunity and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. Furthermore, we face risks relating to our use of AI-based technologies, including liability from insufficient rights to use data or content used in or generated by AI systems; violating applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party; our confidential, proprietary, or personal information becoming part of datasets accessible by third parties, compromising our competitive position and privacy; and cybersecurity incidents and data privacy violations from AI use exposing the confidential, proprietary and other information (including personal information) of AI users. Additionally, inappropriate or controversial data practices by developers and end users or other factors adversely affecting public opinion of AI-based technologies could impair the acceptance of such technologies, including those incorporated in our business and operations.
The use of AI-based technologies by vendors, counterparties, service providers and other third parties with which we interact may pose similar risks, and we have limited ability to control the measures such third parties put in place with respect to AI risk management. Third-party AI failures could indirectly impact our operations and reputation. Given the novelty and rapid technological change of AI-based technologies, we may be unable to sufficiently mitigate or timely detect risks. There can be no guarantee that the use of AI-based technologies will be successful in reducing our operational risk or increasing our operational efficiencies or otherwise result in our intended outcomes.
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

FREDDIE MAC | 2025 Form 10-K	115

Risk Factors

Legislative, executive, regulatory, or judicial changes or actions could require operational changes that may adversely affect our business activities and financial results.
Our business or operations may be directly adversely affected by future legislative, executive, regulatory, or judicial actions at the federal, state, and local levels. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us, limiting our business activities, and diverting management attention or other resources. Such actions, and any required changes to our business or operations or those of third parties upon whom we rely in response thereto (e.g., seller/servicers), could have an adverse effect on our business activities and financial results. For example, we may be required to increase supervision of our servicers' payment collection practices and policies which would impose significant additional operational costs on our business. For additional information, see Risk Factors – Operational Risks - We rely on third parties, including our sellers, servicers, their vendors, and other service providers, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, servicing of our portfolio, or expose us to other operational risks.
Legal and Compliance Risks
We face risks associated with non-compliance with our legal and regulatory obligations.
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as both our regulator and our Conservator, which places increased demand on our compliance systems. Our compliance systems and programs may not be adequate to ensure compliance with all legal, regulatory, and other requirements. We also rely on third parties with whom we do business and their respective compliance risk management programs. The failure or limitations of our or any third-party compliance programs may expose us to legal and compliance risk. Failure to comply with applicable legal and regulatory requirements could result in enforcement actions, investigations, fines, monetary and other penalties, additional restrictions on our business activities imposed by FHFA, and harm to our reputation that may adversely affect our results of operations and financial condition.
We face risks associated with non-compliance with our contractual and other requirements.
We rely on and have interdependence with third parties due to the number and complexity of our contractual and other obligations. These contracts expose us to the risk that we could fail to perform our obligations in a satisfactory manner and that a contractual counterparty could commence legal proceedings against us for deficiencies related to our performance. Additionally, an investor in any of our securities could claim our securitization or unsecured debt offering documents contained materially false or misleading statements. For additional information on our litigation, see Note 17. If we fail to comply with our contractual and other obligations, this could result in legal action, fines, monetary and other penalties, and harm to our reputation that may adversely affect our results of operations and financial condition.
Changes in legal requirements or standards, whether through government or judicial action, or our contractual obligations, may subject us to regulatory investigations, enforcement actions, or legal proceedings, and harm our reputation, and/or adversely impact our financial results or operations.
We are subject to a range of complex and evolving laws, regulations, rules, and standards at the federal, state, and local levels, and contractual obligations. Changes in legal requirements or standards, whether through government or judicial action, or shifts in contractual obligations, may expose us to regulatory investigations, enforcement actions, litigation, reputational harm, and adverse financial impacts. Changes in the Administration or key personnel at regulatory agencies, including the FHFA, may result in new policies, different interpretations of existing rules, or adjustments in regulatory priorities. The direction, timing, and impact of potential regulatory initiatives remain uncertain, and anticipated changes may not occur or could be reconsidered by future administrations.
Regulatory activity by agencies other than FHFA may also affect us, even if we are not directly subject to their regulations or oversight. For example, we have not been designated as a systemically important financial institution; however, the Financial Stability Oversight Council announced in 2020 that it will continue to monitor the secondary mortgage market activities of the government sponsored enterprises to ensure potential risks to financial stability are adequately addressed. Designation as a systemically important financial institution would result in our becoming subject to additional regulation and oversight by the Federal Reserve Board.
As an additional example, privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules, and standards being frequently adopted and potentially subject to divergent interpretation or application from jurisdiction to jurisdiction in a manner that may create inconsistent or conflicting requirements for businesses. The uncertainty and compliance risk created by these legislative and regulatory developments are compounded by the rapid pace of technology development in disciplines that may impact the use or security of data, and in particular the use or security of personal information, such as AI-based technologies and methods and advancements in the field of data science. Privacy and cybersecurity laws and regulations often impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information, which may have adverse consequences on our business, including incurring significant compliance costs, requiring changes to our business or operations, and imposing severe penalties for non-compliance. Further, we could face scrutiny and adverse legal and

FREDDIE MAC | 2025 Form 10-K	116

Risk Factors

regulatory action for any failure or perceived failure to comply with our public privacy policies and other public statements about our privacy and cybersecurity program. Failure to comply with our legal requirements and standards could potentially subject us to regulatory investigations, enforcement, or legal actions, and harm to our reputation as well as fines, monetary or other penalties, and other damage to our business and results.
We may not achieve our housing goals and Duty to Serve requirements, and may make changes to our business in an attempt to meet these goals and requirements. Either scenario may expose us to additional legal and compliance risk, damage our reputation, and adversely affect our business, financial condition, and results of operations.
If we do not meet our housing goals and Duty to Serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially damage our reputation and adversely affect our profitability. If we fail to meet a single-family housing goal and the gap between our performance and the market level for that goal is greater than the measurement buffers provided in the final rule, we may be required to develop a housing plan, requiring additional changes to our business. Further, any changes we make to how we conduct our business in order to achieve our housing goals could create incremental legal and compliance risk.
We may make adjustments to our loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals set by FHFA, including modifying some of our underwriting standards and expanding the use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. We may also make changes to our business in response to our obligations to underserved markets that could adversely affect our profitability, and our ability to meet our targeted return requirements established by FHFA.
General Risks
Changes in global or domestic economic and political conditions may have an adverse effect on our business.
Our business, financial condition, and results of operations could be adversely affected, directly and indirectly, by changes in global or domestic economic and political conditions, including acts of terrorism, civil unrest, geopolitical instability or conflict, public health events, epidemics or pandemics, tariffs and other trade policies, changes in the composition of the U.S. Congress, uncertainty regarding a breach of the U.S. debt ceiling, government shutdowns, default by the U.S. government on its obligations, or actual or perceived instability in the U.S. banking system. Although our business is limited to the United States housing market, we may still be affected by such events because volatility or uncertainty in global or domestic sociopolitical conditions can affect the macroeconomic environment and financial markets, inflationary pressures, monetary policy or potential for an economic recession, as well as the housing market itself and industries that support it.

FREDDIE MAC | 2025 Form 10-K	117

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

FREDDIE MAC | 2025 Form 10-K	118

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
Holders
As of January 31, 2026, we had 1,343 common stockholders of record.
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury's prior approval. However, grants outstanding as of the date of the Purchase Agreement remain outstanding in accordance with their terms. As of December 31, 2025, no RSUs and no stock options were outstanding. See Note 11 for additional information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2025. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury's prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 43006
Providence, RI 02940-3006
Telephone: 877-373-6374
https://www-us.computershare.com/investor

FREDDIE MAC | 2025 Form 10-K	119

Financial Statements

Financial Statements and Supplementary Data

FREDDIE MAC | 2025 Form 10-K	120

Financial Statements	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Home Loan Mortgage Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Federal Home Loan Mortgage Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to disclosure controls and procedures that did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency (FHFA) that is needed to meet their disclosure obligations under the federal securities laws, including disclosures affecting their consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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

FREDDIE MAC | 2025 Form 10-K	121

Financial Statements	Report of Independent Registered Public Accounting Firm

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
Allowance for Credit Losses for Single-Family Mortgage Loans Held-for-Investment
As described in Note 6 to the consolidated financial statements, the Company's allowance for credit losses for single-family mortgage loans held-for-investment was $7.3 billion as of December 31, 2025. As disclosed by management, determining the appropriateness of the allowance for credit losses for single-family mortgage loans held-for-investment is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require management to make judgments about matters that are difficult to predict. Management estimates the allowance for credit losses for single-family mortgage loans held-for-investment on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows the Company expects to collect. These cash flow estimates incorporate probability of default and severity of losses and are adjusted for current and forecasted economic conditions such as current and forecasted interest rates and house price growth rates, and estimated recoveries from loss mitigation activities, credit enhancements that are not freestanding contracts, and disposition of collateral, less estimated disposition costs.
The principal considerations for our determination that performing procedures relating to the allowance for credit losses for single-family mortgage loans held-for-investment is a critical audit matter are (i) the significant judgment by management when developing the allowance for credit losses for single-family mortgage loans held-for-investment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the probability of default, severity of losses, and forecasted house price growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of the allowance for credit losses for single-family mortgage loans held-for-investment, including controls over the probability of default, severity of losses, and forecasted house price growth rates. These procedures also included, among others (i) testing management’s process for developing the allowance for credit losses for single-family mortgage loans held-for-investment, (ii) testing the completeness and accuracy of certain data used in the models, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of management’s models, and (b) the reasonableness of the probability of default, severity of losses, and forecasted house price growth rate assumptions.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 12, 2026
We have served as the Company's auditor since 2002.

FREDDIE MAC | 2025 Form 10-K	122

Financial Statements	Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(In millions, except share-related amounts)	2025	2024	2023
Net interest income
Interest income	$129,820	$117,877	$105,363
Interest expense	(108,417)	(98,140)	(86,821)
Net interest income	21,403	19,737	18,542

Non-interest income
Guarantee income	1,592	1,611	1,615
Investment gains (losses), net	(209)	2,076	707
Other income	485	488	365
Non-interest income	1,868	4,175	2,687
Net revenues	23,271	23,912	21,229

(Provision) benefit for credit losses	(1,290)	(476)	872

Non-interest expense
Salaries and employee benefits	(1,711)	(1,677)	(1,606)
Professional services, technology, and occupancy	(1,175)	(1,166)	(1,189)
Credit enhancement expense	(2,082)	(2,345)	(2,339)
Legislative and regulatory assessments	(3,323)	(3,233)	(3,131)
Other expense	(329)	(237)	(637)
Non-interest expense	(8,620)	(8,658)	(8,902)

Income before income tax expense	13,361	14,778	13,199
Income tax expense	(2,630)	(2,920)	(2,661)
Net income	10,731	11,858	10,538
Other comprehensive income (loss), net of taxes and reclassification adjustments	78	(5)	166
Comprehensive income	$10,809	$11,853	$10,704

Net income	$10,731	$11,858	$10,538
Amounts attributable to senior preferred stock	(10,809)	(11,853)	(10,704)
Net income (loss) attributable to common stockholders	($78)	$5	($166)
Net income (loss) per common share	($0.02)	$0.00	($0.05)
Weighted average common shares (in millions)	3,234	3,234	3,234
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2025 Form 10-K	123

Financial Statements	Consolidated Balance Sheets
FREDDIE MAC
Consolidated Balance Sheets

	December 31,
(In millions, except share-related amounts)	2025	2024
Assets
Cash and cash equivalents (includes $1,234 and $1,165 of restricted cash and cash equivalents)	$5,327	$5,534
Securities purchased under agreements to resell	71,919	100,118
Investment securities, at fair value	85,412	55,771
Mortgage loans held-for-sale (includes $0 and $11,394 at fair value)	1,014	15,560
Mortgage loans held-for-investment (net of allowance for credit losses of $7,968 and $6,774 and includes $7,005 and $2,413 at fair value)	3,290,066	3,172,329
Accrued interest receivable	12,254	11,029
Deferred tax assets, net	5,040	5,018
Other assets (includes $6,421 and $5,870 at fair value)	26,566	21,333
Total assets	$3,497,598	$3,386,692
Liabilities and equity
Liabilities
Accrued interest payable	$10,597	$9,822
Debt issued by consolidated trusts (includes $5,841 and $2,013 at fair value)	3,198,008	3,122,941
Short-term debt	37,718	14,675
Long-term debt (includes $195 and $326 at fair value)	169,296	167,333
Other liabilities (includes $781 and $978 at fair value)	11,595	12,346
Total liabilities	3,427,214	3,327,117
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $140,248 and $129,038)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(12,539)	(23,270)
AOCI, net of taxes	51	(27)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	70,384	59,575
Total liabilities and equity	$3,497,598	$3,386,692
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our consolidated balance sheets.

	December 31,
(In millions)	2025	2024
Assets:
Cash and cash equivalents (includes $1,136 and $1,055 of restricted cash and cash equivalents)	$1,136	$1,056
Securities purchased under agreements to resell	19,107	12,764
Investment securities, at fair value	34	1
Mortgage loans held-for-investment	3,198,847	3,114,937
Accrued interest receivable	10,825	9,900
Other assets	8,573	5,881
Total assets of consolidated VIEs	$3,238,522	$3,144,539
Liabilities:
Accrued interest payable	$9,312	$8,469
Debt issued by consolidated trusts	3,198,008	3,122,941
Total liabilities of consolidated VIEs	$3,207,320	$3,131,410
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2025 Form 10-K	124

Financial Statements	Consolidated Statements of Equity
FREDDIE MAC
Consolidated Statements of Equity

(In millions)	2025	2024	2023
Senior preferred stock
Balance at beginning of period and December 31	$72,648	$72,648	$72,648
Preferred stock, at redemption value
Balance at beginning of period and December 31	14,109	14,109	14,109
Common stock, at par value
Balance at beginning of period and December 31	—	—	—
Retained earnings
Balance at beginning of period	(23,270)	(35,128)	(45,666)
Net income	10,731	11,858	10,538
Balance at December 31	(12,539)	(23,270)	(35,128)
AOCI, net of tax
Balance at beginning of period	(27)	(22)	(188)
Other comprehensive income (loss), net of taxes of $21 million, $2 million, and $43 million, respectively	78	(5)	166
Balance at December 31	51	(27)	(22)
Treasury stock, at cost
Balance at beginning of period and December 31	(3,885)	(3,885)	(3,885)
Total equity	$70,384	$59,575	$47,722
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2025 Form 10-K	125

Financial Statements	Consolidated Statements of Cash Flows
FREDDIE MAC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities
Net income	$10,731	$11,858	$10,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	1,135	726	827
Provision (benefit) for credit losses	1,290	476	(872)
Investment gains, net	(228)	(2,433)	(1,853)
Deferred income tax expense and changes in income taxes receivable/payable	230	255	1,762
Mortgage loans acquired as held-for-sale:
Purchases	(7,685)	(31,496)	(29,339)
Proceeds from sales and repayments	16,292	27,661	27,347
Net change in:
Accrued interest receivable	(1,225)	(1,103)	(1,389)
Accrued interest payable	771	1,020	1,507
Other, net	(1,938)	(337)	(913)
Net cash provided by (used in) operating activities	19,373	6,627	7,615
Cash flows from investing activities
Investment securities:
Purchases	(98,033)	(94,394)	(101,238)
Proceeds from sales	59,753	68,572	78,799
Proceeds from maturities and repayments	6,989	10,811	14,247
Mortgage loans acquired held-for-investment:
Purchases	(187,270)	(146,854)	(101,262)
Proceeds from sales	3,485	3,009	7,581
Proceeds from repayments	333,876	278,965	245,037
Advances under secured lending arrangements	(142,213)	(113,097)	(96,666)
Net (increase) decrease in securities purchased under agreements to resell	29,960	(2,945)	(6,107)
Cash flows related to derivatives	(832)	5,728	4,326
Other, net	(971)	(171)	(464)
Net cash provided by (used in) investing activities	4,744	9,624	44,253
Cash flows from financing activities
Debt issued by consolidated trusts:
Proceeds from issuance	303,190	253,894	205,523
Repayments and redemptions	(349,209)	(282,087)	(251,762)
Borrowings with original maturity of more than three months:
Proceeds from issuance	176,916	119,533	59,892
Repayments	(167,546)	(108,147)	(59,661)
Net increase (decrease) in:
Borrowings with original maturity of three months or less	14,091	2,105	(4,310)
Securities sold under agreements to repurchase	(1,761)	(2,025)	(1,746)
Other, net	(5)	(9)	(145)
Net cash provided by (used in) financing activities	(24,324)	(16,736)	(52,209)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(207)	(485)	(341)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	5,534	6,019	6,360
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$5,327	$5,534	$6,019

Supplemental cash flow information
Cash paid for:
Debt interest	$113,265	$100,136	$87,610
Income taxes (net of refunds received)	2,400	2,665	900
Non-cash investing and financing activities (Notes 4 and 7)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2025 Form 10-K	126

Financial Statements	Notes to Consolidated Financial Statements | Note 1
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
We have reclassified certain amounts reported in our prior period consolidated financial statements to conform to the current period presentation.
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

FREDDIE MAC | 2025 Form 10-K	127

Financial Statements	Notes to Consolidated Financial Statements | Note 1
Other Significant Accounting Policies
The table below identifies our other significant accounting policies and the related note in which information about each policy can be found.

Note	Accounting Policy
Note 3	Securitization and Consolidation
Note 4	Mortgage Loans
Note 5	Guarantees and Other Off-Balance Sheet Credit Exposures
Note 6	Allowance for Credit Losses
Note 7	Investment Securities
Note 8	Short-term and Long-term Debt
Note 9	Derivatives
Note 10	Collateralized Agreements
Note 11	Stockholders' Equity
Note 11	Earnings Per Share
Note 13	Income Taxes
Note 14	Segment Reporting
Note 16	Fair Value Disclosures

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	December 31, 2025	The adoption of these amendments did not have a material effect on our consolidated financial statements. We adopted the guidance in this Update on a retrospective basis.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disaggregated disclosures for certain expense categories.	December 31, 2027	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans	The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326.	January 1, 2027	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The amendments in this Update clarify certain aspects of the guidance on hedge accounting and address several incremental hedging issues arising from the global reference rate reform initiative.	January 1, 2026	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

FREDDIE MAC | 2025 Form 10-K	128

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
Purchase Agreement and Warrant

Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, January 14, 2021, September 14, 2021, and January 2, 2025. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2025. This amount will be reduced by any future draws.
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

FREDDIE MAC | 2025 Form 10-K	129

Financial Statements	Notes to Consolidated Financial Statements | Note 2
end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date. The liquidation preference of the senior preferred stock was $140.2 billion on December 31, 2025 and will increase to $143.0 billion on March 31, 2026 based on the increase in our Net Worth Amount during 4Q 2025. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. In addition to increases based on quarterly increases in our Net Worth Amount, as discussed above, the liquidation preference will increase if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
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
Accordingly, our cash dividend requirement for each quarter from January 1, 2013 until the Capital Reserve End Date is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount is currently the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This Capital Reserve Amount will remain in effect until the last day of the second consecutive fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient net worth to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero. Based on our Net Worth Amount at December 31, 2025 and the applicable Capital Reserve Amount, we will not have a dividend requirement to Treasury in March 2026. Since the beginning of the conservatorship through December 31, 2025, we have paid cash dividends of $119.7 billion to Treasury at the direction of the Conservator.
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

FREDDIE MAC | 2025 Form 10-K	130

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio for purposes of the FHFA and Purchase Agreement caps was $161.2 billion at December 31, 2025, including $22.0 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2025. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
In October 2025, FHFA updated these limitations to permit us to hold, for investment purposes, up to $40 billion in agency MBS, including $5 billion in CMO securities, based on UPB. In January 2026, FHFA lifted the $40 billion limitation on agency MBS. As a result of this change, we are permitted to increase our agency MBS investments, provided that our total mortgage assets do not exceed the $225 billion cap under the terms of our senior preferred stock purchase agreement with Treasury, with CMO securities capped at $5 billion as part of agency MBS investments.
Under the Purchase Agreement, we also may not, without the prior written consent of Treasury, incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement was $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated certain VIEs in our consolidated financial statements as of January 1, 2010. As of December 31, 2025, our aggregate indebtedness for purposes of the debt cap was $210.6 billion. Our aggregate indebtedness calculation primarily includes the par value of short-term and long-term debt.
In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer or other executive officer (as such terms are defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

FREDDIE MAC | 2025 Form 10-K	131

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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

FREDDIE MAC | 2025 Form 10-K	132

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2025, 2024, and 2023, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:
■    The transactions with Treasury discussed above in Purchase Agreement and Warrant;
■    The transactions entered into whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs. Treasury will reimburse Freddie Mac for initial guarantee losses on these transactions;
■    The allocation or transfer of 4.2 bps of each dollar of new business purchases to certain housing funds as required under the GSE Act. During the years ended December 31, 2025, 2024, and 2023, we recognized $0.2 billion, $0.2 billion, and $0.1 billion, respectively, of expense related to the affordable housing funds. These amounts are included in legislative and regulatory assessments on our consolidated statements of income; and
■    The legislated guarantee fees on single-family loans that are remitted to Treasury as required by law. During the years ended December 31, 2025, 2024, and 2023, we recognized $3.0 billion, $2.9 billion, and $2.9 billion, respectively, of expense related to the legislated guarantee fees. These amounts are included in legislative and regulatory assessments on our consolidated statements of income.
In addition, we are deemed a related party with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship other than our relationship with U.S. FinTech discussed below.
U.S. FinTech is a limited liability company equally-owned by Freddie Mac and Fannie Mae, and U.S. FinTech is also deemed a related party. In connection with the formation of U.S. FinTech, we and Fannie Mae signed governance and operating agreements for U.S. FinTech, including an updated customer services agreement with Fannie Mae and U.S. FinTech. We have also entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities and related indemnification obligations. During the year ended December 31, 2025, we contributed $82 million of capital to U.S. FinTech, and we have contributed $1.0 billion since the fourth quarter of 2014. The carrying value of our investment in U.S. FinTech was $7 million and ($5) million as of December 31, 2025 and December 31, 2024, respectively.
In January 2020, FHFA directed Freddie Mac and Fannie Mae to amend the LLC agreement for U.S. FinTech to change the structure of the U.S. FinTech Board. Under the revised U.S. FinTech agreement, the U.S. FinTech Board includes two Freddie Mac and two Fannie Mae representatives and additional members: the Chief Executive Officer of U.S. FinTech and an independent, non-Executive Chair. During conservatorship, the U.S. FinTech Board Chair shall be designated by FHFA, and all U.S. FinTech Board decisions will require the affirmative vote of the Board Chair. During conservatorship, FHFA also may appoint up to three additional independent members to the U.S. FinTech Board, who along with the U.S. FinTech Board Chair and the Chief Executive Officer of U.S. FinTech may continue to serve on the U.S. FinTech Board after conservatorship. As of December 31, 2025, FHFA appointed the current U.S. FinTech Board Chair and two additional independent directors to the U.S. FinTech Board. The current structure may reduce Freddie Mac’s and Fannie Mae’s ability to control U.S. FinTech Board decisions, even after conservatorship, including decisions about strategy, business operations, and funding.

FREDDIE MAC | 2025 Form 10-K	133

Financial Statements	Notes to Consolidated Financial Statements | Note 3
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
Loans held by these trusts are recognized on our consolidated balance sheets as mortgage loans held-for-investment. The corresponding securities held by third parties are recognized on our consolidated balance sheets as debt. We extinguish the outstanding debt issued by the related consolidated trust and recognize gains or losses on debt extinguishment for the difference between the consideration paid and the debt carrying value when we purchase these securities as investments in our mortgage-related investments portfolio. Sales of these securities that were previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances.

FREDDIE MAC | 2025 Form 10-K	134

Financial Statements	Notes to Consolidated Financial Statements | Note 3
We were the primary beneficiary of and, therefore, consolidated Level 1 securitization trusts with assets totaling $3.1 trillion and $3.0 trillion at December 31, 2025 and December 31, 2024, respectively. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our Single-Family other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used to issue these products with underlying assets totaling $3.7 billion and $4.1 billion at December 31, 2025 and December 31, 2024, respectively.
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
We consolidated VIEs used in these securitizations with underlying assets totaling $90.4 billion and $64.8 billion at December 31, 2025 and December 31, 2024, respectively.
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
We consolidated VIEs used in these securitizations with underlying assets totaling $24.7 billion and $5.7 billion at December 31, 2025 and December 31, 2024, respectively.
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
During 2025 and 2024, we issued $1.5 billion and $2.9 billion, respectively, of WI Certificates, and initially consolidated the trusts. We did not consolidate any WI K-Deal trusts at December 31, 2025 or December 31, 2024.
Nonconsolidated VIEs

Single-Family

Securitization Products
We do not consolidate certain of our Single-Family other securitization products, including senior subordinate securitizations backed by seasoned loans, because we do not have the ability to direct the loss mitigation activities of the underlying loans,

FREDDIE MAC | 2025 Form 10-K	135

Financial Statements	Notes to Consolidated Financial Statements | Note 3
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

FREDDIE MAC | 2025 Form 10-K	136

Financial Statements	Notes to Consolidated Financial Statements | Note 3
guarantee of Fannie Mae securities as remote due to both Freddie Mac and Fannie Mae being under the common control of FHFA, and due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury.
CRT Products
We transfer credit risk exposure on certain mortgage loans that we own or guarantee using CRT products, including STACR Trust notes. In these transactions, a trust issues STACR Trust notes whose repayments are based on the credit performance of a reference pool of mortgage loans. The trust uses the proceeds from the issuance of the notes to purchase short-term eligible investments and makes periodic payments of principal and interest on the notes to investors. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust that otherwise would have been made to the noteholders to the extent there are credit events on the mortgages in the reference pool. The note balances are reduced by the amount of the payments to us. The trust was designed to create and pass along to its interest holders the variability related to the credit risk of the mortgages in the reference pool. We do not have a variable interest in the risk that the trust was designed to create and pass along to its interest holders or the power to direct the activities that most significantly affect the economic performance of the VIE. As a result, we do not consolidate the trusts used in the STACR Trust note transactions.
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
Multifamily

Securitization Products
K Certificates
In a senior subordinate K Certificate transaction, we sell multifamily loans to a non-Freddie Mac trust that issues senior and subordinate securities, and simultaneously purchase and place the senior securities into a Freddie Mac trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the non-Freddie Mac trust but do not issue or guarantee the subordinate securities. In our role as guarantor, we may be required to advance funds to the securitization trusts. We receive a guarantee fee in exchange for our guarantee. In certain of our K Certificate securitizations, we may also serve as master servicer. In our role as master servicer, we may be required to advance funds as long as such advances have not been deemed unrecoverable. In contrast to most single-family transactions, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are generally held by the investor in the most subordinate remaining securities issued by the non-Freddie Mac trust, and therefore we generally do not have the power to direct those activities unless we are the investor in the most subordinate remaining securities.
The economic performance of our K Certificate trusts is most significantly affected by the performance of the underlying loans. We generally do not consolidate our K Certificate securitization trusts that have subordination because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE.
When we sell loans in a senior subordinate K Certificate transaction, we derecognize the transferred loans and account for our guarantee to the nonconsolidated VIE. We account for our investments in the beneficial interests issued by the trusts used in our senior subordinate K Certificate transactions as investments in debt securities.

FREDDIE MAC | 2025 Form 10-K	137

Financial Statements	Notes to Consolidated Financial Statements | Note 3
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
Table 3.1 - Nonconsolidated VIEs

	December 31, 2025
	Carrying Amounts of the Assets and Liabilities on the Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,451	$162	$498	$30,025	$24,604
Resecuritization products(2)	5,503	74	675	98,370	98,754
CRT products(3)	—	97	134	24,437	6
Total Single-Family	6,954	333	1,307	152,832	123,364
Multifamily:
Securitization products(4)	5,052	4,886	3,792	332,572	299,507
CRT products(3)	—	31	21	2,446	16
Total Multifamily	5,052	4,917	3,813	335,018	299,523
Other	—	7	—	64	15
Total	$12,006	$5,257	$5,120	$487,914	$422,902

FREDDIE MAC | 2025 Form 10-K	138

Financial Statements	Notes to Consolidated Financial Statements | Note 3

	December 31, 2024
	Carrying Amounts of the Assets and Liabilities on the Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,633	$157	$458	$30,038	$24,470
Resecuritization products(2)	5,159	69	706	104,120	104,513
CRT products(3)	—	89	171	27,224	7
Total Single-Family	6,792	315	1,335	161,382	128,990
Multifamily:
Securitization products(4)	5,263	5,171	4,374	355,108	317,611
CRT products(3)	—	29	15	1,738	22
Total Multifamily	5,263	5,200	4,389	356,846	317,633
Other	—	7	—	79	79
Total	$12,055	$5,522	$5,724	$518,307	$446,702
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are primarily based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk.
(3) Maximum exposure to loss is based on our expected recovery receivables and excludes our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Maximum exposure to loss excludes the exposure related to advances made by us as guarantor or master servicer. The outstanding balance of guarantor advances were $0.4 billion and $0.3 billion as of December 31, 2025 and December 31, 2024, respectively. The outstanding balance of master servicer advances were not material for the periods presented.
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
Investments in Low Income Housing Tax Credits

We invest in LIHTC partnerships to support and preserve the supply of affordable housing. These investments do not provide us with a controlling financial interest in the underlying partnerships and we therefore do not consolidate these entities. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our consolidated balance sheets and totaled $5.2 billion and $4.3 billion as of December 31, 2025 and December 31, 2024, respectively.

FREDDIE MAC | 2025 Form 10-K	139

Financial Statements	Notes to Consolidated Financial Statements | Note 4
NOTE 4
Mortgage Loans
The table below provides details of the loans on our consolidated balance sheets.
Table 4.1 - Mortgage Loans

	December 31, 2025			December 31, 2024
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$1,108	$136	$1,244	$2,984	$13,265	$16,249
Cost basis and fair value adjustments, net	(216)	(14)	(230)	(586)	(103)	(689)
Total held-for-sale loans, net	892	122	1,014	2,398	13,162	15,560
Held-for-investment UPB	3,117,945	153,124	3,271,069	3,063,211	87,416	3,150,627
Cost basis and fair value adjustments, net(1)	27,491	(526)	26,965	28,926	(450)	28,476
Allowance for credit losses	(7,297)	(671)	(7,968)	(6,381)	(393)	(6,774)
Total held-for-investment loans, net(2)	3,138,139	151,927	3,290,066	3,085,756	86,573	3,172,329
Total mortgage loans, net	$3,139,031	$152,049	$3,291,080	$3,088,154	$99,735	$3,187,889
(1)Includes ($0.3) billion and ($0.7) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of December 31, 2025 and December 31, 2024, respectively.
(2)Includes $7.0 billion and $2.4 billion of multifamily held-for-investment loans for which we have elected the fair value option as of December 31, 2025 and December 31, 2024, respectively.
We own both single-family loans, which are secured by one- to four-unit residential properties, and multifamily loans, which are secured by properties with five or more residential rental units. Our single-family loans are primarily first lien, fixed-rate loans secured by the borrower's primary residence. We do not typically acquire loans that have experienced more-than-insignificant deterioration in credit quality since origination as of our acquisition date, although we may acquire such loans in connection with certain of our securitization activities or other mortgage-related guarantees.
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

FREDDIE MAC | 2025 Form 10-K	140

Financial Statements	Notes to Consolidated Financial Statements | Note 4
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 4.2 - Loans Purchased and Sold

	Year Ended December 31,
(In millions)	2025	2024	2023
Single-Family:
Purchases:
Held-for-investment loans	$388,665	$346,408	$299,886
Sales of held-for-sale loans(1)	2,676	2,072	1,253
Multifamily:
Purchases:
Held-for-investment loans	65,616	30,003	16,814
Held-for-sale loans	7,734	31,712	29,415
Sales of held-for-sale loans(2)	17,080	27,883	34,034
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
Table 4.3 - Loan Reclassifications(1)

	2025			2024
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,577	$28	$—	$2,285	$75	$—
Held-for-sale to held-for-investment(2)	436	37	25	233	19	19
Multifamily reclassifications from:
Held-for-investment to held-for-sale	1,216	2	(35)	1,322	12	(61)
Held-for-sale to held-for-investment(2)	336	(1)	5	833	—	10
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

FREDDIE MAC | 2025 Form 10-K	141

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	December 31, 2025	December 31, 2024	Year Ended December 31, 2025
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$16,739	$15,157	$345
15-year or less, amortizing fixed-rate	482	511	7
Adjustable-rate and other	221	240	5
Total Single-Family	17,442	15,908	357
Total Multifamily	227	125	5
Total Single-Family and Multifamily	$17,669	$16,033	$362

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	December 31, 2024	December 31, 2023	Year Ended December 31, 2024
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,157	$12,682	$307
15-year or less, amortizing fixed-rate	511	519	8
Adjustable-rate and other	240	257	5
Total Single-Family	15,908	13,458	320
Total Multifamily	125	64	3
Total Single-Family and Multifamily	$16,033	$13,522	$323
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
Table 4.5 - Accrued Interest Receivable and Related Charge-offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-offs
(In millions)	December 31, 2025	December 31, 2024	Year Ended December 31, 2025	Year Ended December 31, 2024
Single-Family loans	$10,547	$9,776	($264)	($223)
Multifamily loans	663	431	(5)	(1)
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

FREDDIE MAC | 2025 Form 10-K	142

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	December 31, 2025
	Year of Origination						Total
(In millions)	2025	2024	2023	2022	2021	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,112	$47,188	$39,388	$114,149	$557,834	$936,838	$1,742,509
> 60 to 80	118,639	110,794	95,194	162,477	179,033	40,311	706,448
> 80 to 90	60,372	67,451	50,223	43,480	9,002	1,135	231,663
> 90 to 100	77,814	51,196	16,197	10,399	1,386	292	157,284
> 100	557	2,426	1,822	1,663	156	84	6,708
Total 20- and 30-year or more, amortizing fixed-rate	304,494	279,055	202,824	332,168	747,411	978,660	2,844,612
Full-year gross charge-offs(1)	1	22	44	73	54	172	366
15-year or less, amortizing fixed-rate
≤ 60	9,953	5,816	3,987	19,872	96,005	111,387	247,020
> 60 to 80	9,450	4,281	1,879	1,833	286	17	17,746
> 80 to 90	1,967	639	105	57	3	—	2,771
> 90 to 100	1,007	104	15	7	—	—	1,133
> 100	8	2	1	—	—	—	11
Total 15-year or less, amortizing fixed-rate	22,385	10,842	5,987	21,769	96,294	111,404	268,681
Full-year gross charge-offs(1)	—	—	—	1	1	1	3
Adjustable-rate and other
≤ 60	1,797	358	412	1,753	3,121	10,469	17,910
> 60 to 80	4,321	923	1,184	2,138	489	155	9,210
> 80 to 90	1,783	522	581	574	19	9	3,488
> 90 to 100	1,312	226	153	132	3	2	1,828
> 100	2	2	12	19	—	2	37
Total adjustable-rate and other	9,215	2,031	2,342	4,616	3,632	10,637	32,473
Full-year gross charge-offs(1)	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	58,862	53,362	43,787	135,774	656,960	1,058,694	2,007,439
> 60 to 80	132,410	115,998	98,257	166,448	179,808	40,483	733,404
> 80 to 90	64,122	68,612	50,909	44,111	9,024	1,144	237,922
> 90 to 100	80,133	51,526	16,365	10,538	1,389	294	160,245
> 100	567	2,430	1,835	1,682	156	86	6,756
Total Single-Family loans	$336,094	$291,928	$211,153	$358,553	$847,337	$1,100,701	$3,145,766
Total full-year gross charge-offs(1)	$1	$22	$44	$75	$55	$174	$371

FREDDIE MAC | 2025 Form 10-K	143

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2024
	Year of Origination						Total
(In millions)	2024	2023	2022	2021	2020	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,642	$42,978	$109,174	$566,114	$544,209	$465,059	$1,775,176
> 60 to 80	125,634	106,407	182,774	225,774	48,905	9,859	699,353
> 80 to 90	52,612	69,714	61,282	10,650	813	311	195,382
> 90 to 100	70,104	20,274	8,820	949	124	74	100,345
> 100	168	435	777	59	19	56	1,514
Total 20- and 30-year or more, amortizing fixed-rate	296,160	239,808	362,827	803,546	594,070	475,359	2,771,770
Full-year gross charge-offs(1)	1	10	40	45	35	222	353
15-year or less, amortizing fixed-rate
≤ 60	5,664	4,353	21,308	110,094	85,662	52,305	279,386
> 60 to 80	5,326	3,012	3,986	927	44	7	13,302
> 80 to 90	856	338	103	7	—	—	1,304
> 90 to 100	377	19	10	—	—	—	406
> 100	2	—	—	—	—	—	2
Total 15-year or less, amortizing fixed-rate	12,225	7,722	25,407	111,028	85,706	52,312	294,400
Full-year gross charge-offs(1)	—	—	1	1	1	2	5
Adjustable-rate and other
≤ 60	384	438	1,793	3,355	1,338	11,123	18,431
> 60 to 80	1,065	1,309	2,457	661	49	139	5,680
> 80 to 90	466	766	767	17	1	12	2,029
> 90 to 100	241	150	112	2	—	3	508
> 100	—	2	11	—	—	1	14
Total adjustable-rate and other	2,156	2,665	5,140	4,035	1,388	11,278	26,662
Full-year gross charge-offs(1)	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	53,690	47,769	132,275	679,563	631,209	528,487	2,072,993
> 60 to 80	132,025	110,728	189,217	227,362	48,998	10,005	718,335
> 80 to 90	53,934	70,818	62,152	10,674	814	323	198,715
> 90 to 100	70,722	20,443	8,942	951	124	77	101,259
> 100	170	437	788	59	19	57	1,530
Total Single-Family loans	$310,541	$250,195	$393,374	$918,609	$681,164	$538,949	$3,092,832
Total full-year gross charge-offs(1)	$1	$10	$41	$47	$36	$225	$360
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

FREDDIE MAC | 2025 Form 10-K	144

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	December 31, 2025
	Year of Origination							Total
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans
Category:
Pass	$63,205	$28,613	$13,374	$15,732	$7,238	$12,947	$1,851	$142,960
Special mention	—	49	173	177	96	670	—	1,165
Substandard	—	163	266	581	233	225	—	1,468
Doubtful	—	—	—	—	—	—	—	—
Total	$63,205	$28,825	$13,813	$16,490	$7,567	$13,842	$1,851	$145,593
Full-year gross charge-offs	$—	$—	$—	$11	$—	$115	$—	$126

	December 31, 2024
	Year of Origination							Total
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans
Category:
Pass	$27,713	$14,471	$16,548	$7,179	$6,201	$7,921	$2,426	$82,459
Special mention	50	76	239	39	86	327	—	817
Substandard	—	29	444	329	200	276	—	1,278
Doubtful	—	—	—	—	—	—	—	—
Total	$27,763	$14,576	$17,231	$7,547	$6,487	$8,524	$2,426	$84,554
Full-year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,793,168	$27,286	$7,892	$16,266	$2,844,612	$662
15-year or less, amortizing fixed-rate	266,741	1,196	276	468	268,681	7
Adjustable-rate and other	31,880	291	87	215	32,473	31
Total Single-Family	3,091,789	28,773	8,255	16,949	3,145,766	700
Total Multifamily	145,344	57	2	190	145,593	132
Total Single-Family and Multifamily	$3,237,133	$28,830	$8,257	$17,139	$3,291,359	$832

FREDDIE MAC | 2025 Form 10-K	145

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,722,336	$27,090	$7,588	$14,756	$2,771,770	$465
15-year or less, amortizing fixed-rate	292,207	1,404	291	498	294,400	5
Adjustable-rate and other	26,019	309	101	233	26,662	33
Total Single-Family	3,040,562	28,803	7,980	15,487	3,092,832	503
Total Multifamily	84,288	60	80	126	84,554	75
Total Single-Family and Multifamily	$3,124,850	$28,863	$8,060	$15,613	$3,177,386	$578
(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both December 31, 2025 and December 31, 2024.
(2)Includes $4.0 billion and $2.6 billion of single-family loans that were in the process of foreclosure as of December 31, 2025 and December 31, 2024, respectively.
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
When we purchase single-family or multifamily loans from the trust, we record an extinguishment of the corresponding portion of the debt issued by consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We purchased $11.2 billion and $8.0 billion in UPB of such loans from consolidated trusts during the years ended December 31, 2025 and December 31, 2024, respectively.
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

FREDDIE MAC | 2025 Form 10-K	146

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
■    Payment deferral plans - Arrangements that allow borrowers to return to current status by deferring delinquent principal and interest into a non-interest-bearing principal balance that is due at the earliest of the payoff date, maturity date, or sale or transfer of the property. The remaining mortgage term, interest rate, payment schedule, and maturity date remain unchanged, and no trial period plan is required. The number of months of payments deferred varies based upon the type of hardship the borrower is experiencing.
In addition, we also offer single-family borrowers loan modifications, which are contractual plans that may involve changing the terms of the loan such as payment delays, interest rate reductions, term extensions, or a combination of these items. Payment delays in our loan modification programs most commonly consist of adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, and may also include principal forbearance, in which a portion of the principal balance becomes non-interest-bearing and is due at the earliest of the payoff date, maturity date, or sale or transfer of the property. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. During the loan modification trial period, borrowers make payments that are an estimate of the anticipated modified payment amount, which is generally lower than the amount required by the loan's original contractual terms. As a result, loans in these modifications are granted a delay in the payment due under the original contractual terms during the trial period. We continue to report single-family loans in loan modification trial period plans as delinquent to the extent that payments are past due based on the loan’s original contractual terms.
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
Table 4.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$19,083	$8,065	$934	$28,082	1.0%
15-year or less, amortizing fixed-rate	656	3	—	659	0.2
Adjustable-rate and other	173	18	2	193	0.6
Total Single-Family loan restructurings	$19,912	$8,086	$936	$28,934	0.9

	2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$18,526	$5,640	$78	$24,244	0.9%
15-year or less, amortizing fixed-rate	723	—	—	723	0.2
Adjustable-rate and other	177	13	2	192	0.7
Total Single-Family loan restructurings	$19,426	$5,653	$80	$25,159	0.8

FREDDIE MAC | 2025 Form 10-K	147

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$16,774	$4,051	$128	$20,953	0.8%
15-year or less, amortizing fixed-rate	798	—	—	798	0.2
Adjustable-rate and other	179	19	5	203	0.7
Total Single-Family loan restructurings	$17,751	$4,070	$133	$21,954	0.7
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in the trial period modification plans was $3.4 billion, $2.4 billion and $1.7 billion as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $8.4 billion, $8.0 billion and $8.3 billion related to payment deferral plans for 2025, 2024 and 2023, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 4.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	150	$25
15-year or less, amortizing fixed-rate	NM	36	11
Adjustable-rate and other	0.8	145	14

	2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.5%	168	$16
15-year or less, amortizing fixed-rate	—	10	12
Adjustable-rate and other	1.0	229	15

	2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.0%	175	$16
15-year or less, amortizing fixed-rate	—	0	15
Adjustable-rate and other	1.6	202	17
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
(2)     Primarily related to payment deferral plans. Amounts are based on non-interest-bearing principal balances on the restructured loans.

FREDDIE MAC | 2025 Form 10-K	148

Financial Statements	Notes to Consolidated Financial Statements | Note 4
The table below provides the amortized cost basis of single-family held-for-investment loans that had a payment default (i.e., loans that became two months delinquent) during the periods presented and had been restructured within the previous 12 months preceding the payment default, when the borrower was experiencing financial difficulty at the time of the restructuring.
Table 4.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$3,567	$2,588	$192	$6,347
15-year or less, amortizing fixed-rate	93	1	—	94
Adjustable-rate and other	26	4	—	30
Total Single-Family	$3,686	$2,593	$192	$6,471

	2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$3,287	$1,669	$21	$4,977
15-year or less, amortizing fixed-rate	104	—	—	104
Adjustable-rate and other	36	2	—	38
Total Single-Family	$3,427	$1,671	$21	$5,119

	2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,488	$905	$302	$3,695
15-year or less, amortizing fixed-rate	97	—	—	97
Adjustable-rate and other	30	6	6	42
Total Single-Family	$2,615	$911	$308	$3,834
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

FREDDIE MAC | 2025 Form 10-K	149

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Table 4.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,431	$4,056	$2,621	$6,974	$28,082
15-year or less, amortizing fixed-rate	309	104	72	174	659
Adjustable-rate and other	87	24	16	66	193
Total Single-Family	$14,827	$4,184	$2,709	$7,214	$28,934

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,011	$3,501	$2,685	$7,047	$24,244
15-year or less, amortizing fixed-rate	309	112	86	216	723
Adjustable-rate and other	73	25	19	75	192
Total Single-Family	$11,393	$3,638	$2,790	$7,338	$25,159

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,000	$2,619	$1,525	$5,809	$20,953
15-year or less, amortizing fixed-rate	432	88	57	220	797
Adjustable-rate and other	101	23	17	63	204
Total Single-Family	$11,533	$2,730	$1,599	$6,092	$21,954
Multifamily Loan Restructurings
We offer several types of restructurings to multifamily borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. In certain cases, we offer multifamily borrowers forbearance plans that allow borrowers to defer monthly payments during a defined period. After the forbearance period ends, the borrowers are required to repay forborne loan amounts in monthly installments. In addition, in certain cases, for maturing loans we may provide term extensions with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as interest rate reductions, term extensions, principal forbearance and/or forgiveness, or some combination of these items. The restructuring activities related to multifamily held-for-investment loans involving borrowers experiencing financial difficulty were not significant during 2025, 2024 and 2023.
Non-Cash Investing and Financing Activities

During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we acquired $268.2 billion, $230.6 billion, and $215.0 billion, respectively, of loans held-for-investment in exchange for the issuance of debt issued by consolidated trusts in guarantor swap transactions. We received approximately $141.4 billion, $112.7 billion, and $96.3 billion of loans held-for-investment from sellers during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, to satisfy advances to lenders that were recorded in other assets on our consolidated balance sheets.

FREDDIE MAC | 2025 Form 10-K	150

Financial Statements	Notes to Consolidated Financial Statements | Note 5
NOTE 5
Guarantees and Other Off-Balance Sheet Credit Exposures
Our guarantee activities primarily consist of mortgage-related guarantees in which we agree to absorb the credit risk of mortgage loans or other mortgage-related assets. In exchange for providing this guarantee, we receive an upfront or ongoing guarantee fee that is designed to be commensurate with the risks assumed and that will, over the long-term, provide us with cash flows that are expected to exceed the credit-related and administrative expenses of the underlying financial instruments and also provide us with a return on the capital that would be needed to support the related credit risk. The profitability of our guarantee activities may vary and will depend on a number of factors, including our guarantee fee and the actual credit performance of the underlying financial instruments that we have guaranteed.
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

FREDDIE MAC | 2025 Form 10-K	151

Financial Statements	Notes to Consolidated Financial Statements | Note 5
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
Table 5.1 - Financial Guarantees

	December 31, 2025
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,025	$24,604	$453	40
Other mortgage-related guarantees	7,212	7,212	96	26
Total Single-Family mortgage-related guarantees	37,237	31,816	549
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	332,572	299,507	3,629	34
Other mortgage-related guarantees	10,003	9,992	332	33
Total Multifamily mortgage-related guarantees	342,575	309,499	3,961
Guarantees of Fannie Mae securities	98,370	98,370	—	36
Other	64	399	—	30

	December 31, 2024
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,038	$24,470	$413	39
Other mortgage-related guarantees	7,941	7,941	127	27
Total Single-Family mortgage-related guarantees	37,979	32,411	540
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	355,108	317,611	4,219	35
Other mortgage-related guarantees	10,846	10,831	364	34
Total Multifamily mortgage-related guarantees	365,954	328,442	4,583
Guarantees of Fannie Mae securities	104,120	104,120	—	37
Other	79	472	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 6 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Maximum exposure to loss excludes the exposure related to advances made by us as guarantor. The outstanding balance of guarantor advances were $0.4 billion and $0.3 billion as of December 31, 2025 and December 31, 2024, respectively.

FREDDIE MAC | 2025 Form 10-K	152

Financial Statements	Notes to Consolidated Financial Statements | Note 5
The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 5.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$32,713	$2,234	$860	$1,430	$37,237
Multifamily	340,501	141	218	1,715	342,575
Total	$373,214	$2,375	$1,078	$3,145	$379,812

	December 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$33,454	$2,183	$852	$1,490	$37,979
Multifamily	363,983	335	117	1,519	365,954
Total	$397,437	$2,518	$969	$3,009	$403,933
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
Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 17 for information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at both December 31, 2025 and December 31, 2024.
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
The table below presents our other off-balance sheet credit exposures.
Table 5.3 - Other Off-Balance Sheet Credit Exposures

(In millions)	December 31, 2025	December 31, 2024
Mortgage loan purchase commitments(1)	$14,010	$12,416
Unsettled securities purchased under agreements to resell, net(2)	27,811	10,650
Other commitments(3)	3,788	4,248
Total	$45,609	$27,314
(1)Includes $2.0 billion of commitments for which we have elected the fair value option as of December 31, 2024. There were no commitments for which we elected the fair value option as of December 31, 2025. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 9 for additional information on commitments accounted for as derivative instruments.
(2)Net of $1.9 billion and $0.4 billion of unsettled securities sold under agreements to repurchase as of December 31, 2025 and December 31, 2024, respectively.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

FREDDIE MAC | 2025 Form 10-K	153

Financial Statements	Notes to Consolidated Financial Statements | Note 6
NOTE 6
Allowance for Credit Losses
For financial assets measured at amortized cost, we recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet.
The table below summarizes changes in our allowance for credit losses.
Table 6.1 - Details of the Allowance for Credit Losses

	December 31, 2025			December 31, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$6,691	$548	$7,239	$6,402	$447	$6,849	$7,746	$147	$7,893
Provision (benefit) for credit losses	758	532	1,290	374	102	476	(1,172)	300	(872)
Charge-offs	(478)	(126)	(604)	(511)	(2)	(513)	(643)	—	(643)
Recoveries collected	149	2	151	115	—	115	144	—	144
Other(1)	429	—	429	311	1	312	327	—	327
Ending balance	$7,549	$956	$8,505	$6,691	$548	$7,239	$6,402	$447	$6,849

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$7,297	$671	$7,968	$6,381	$393	$6,774	$6,057	$326	$6,383
Other(2)	252	285	537	310	155	465	345	121	466
Total ending balance	$7,549	$956	$8,505	$6,691	$548	$7,239	$6,402	$447	$6,849
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    2025 vs. 2024 - The provision for credit losses for 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates. The provision for credit losses in 2025 was also driven by a credit reserve build in Multifamily attributable to new loan purchase commitment and acquisition activities due to the change in our Multifamily business strategy and deterioration in the credit performance of certain delinquent loans. The provision for credit losses for 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
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

FREDDIE MAC | 2025 Form 10-K	154

Financial Statements	Notes to Consolidated Financial Statements | Note 6
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
Multifamily
We estimate the allowance for credit losses for multifamily loans using a loss-rate method to estimate the net amount of cash flows we expect to collect over the loan's remaining contractual terms, adjusted for expectations of prepayments. As a result, we do not revert to historical loss information for multifamily loans. The loss-rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics, our historical experience (which includes the effects of natural disasters), and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current NOI, current LTV ratio, interest rate type, underlying property type, and property location. We simulate multiple forecast paths of economic variables, property values, and NOI over the loan's remaining contractual life. We also consider as model inputs expected recoveries from credit enhancements that are not freestanding contracts.
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

FREDDIE MAC | 2025 Form 10-K	155

Financial Statements	Notes to Consolidated Financial Statements | Note 6
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
Advances of Pre-foreclosure Costs

We may incur expenses related to a mortgage loan subsequent to its original acquisition but prior to foreclosure (pre-foreclosure costs). These expenses are incurred generally to protect or preserve our interest or legal right in or to the property prior to foreclosure, such as property taxes or homeowner's insurance premiums owed by the borrower. Many of these expenses are advanced by the servicer and are reimbursable from the borrower. If the borrower ultimately defaults, we reimburse the servicer for the advances it has made. Upon advance by the servicer, we recognize a receivable, which is included in other assets on our consolidated balance sheets, for the amounts due from the borrower and a payable, which is included in other liabilities on our consolidated balance sheets, for amounts due to the servicer. We recognize an allowance for credit losses for amounts that we do not ultimately expect to collect from the borrower.
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
We obtain credit enhancements for certain of our guarantees through the creation of unguaranteed subordinated securities issued by nonconsolidated securitization trusts that absorb first losses prior to us having to incur credit losses under our guarantee of the senior securities. We consider the effect of subordination and other credit enhancements that are not freestanding contracts when measuring the allowance for credit losses on off-balance sheet credit exposures and, as a result, recognize such an allowance only if expected credit losses exceed the remaining amount of subordination. We have not recorded an allowance for credit losses on our guarantees of Fannie Mae securities due to the support provided to Fannie Mae by the U.S. government, the importance of Fannie Mae to the liquidity and stability of the U.S. housing market, and the long history of zero credit losses on Fannie Mae securities.

FREDDIE MAC | 2025 Form 10-K	156

Financial Statements	Notes to Consolidated Financial Statements | Note 7
NOTE 7
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investment Securities

(In millions)	December 31, 2025	December 31, 2024
Trading securities	$82,096	$51,872
Available-for-sale securities	3,316	3,899
Total fair value of investment securities	$85,412	$55,771
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
Table 7.2 - Trading Securities

(In millions)	December 31, 2025	December 31, 2024
Mortgage-related securities	$10,932	$9,158
Non-mortgage-related securities	71,164	42,714
Total fair value of trading securities	$82,096	$51,872
The table below provides details of our net trading gains (losses) recognized during the periods presented.
Table 7.3 - Net Trading Gains (Losses)

	Year Ended December 31,
(In millions)	2025	2024	2023
Net trading gains (losses)	$639	$256	$440
Less: Net trading gains (losses) on securities sold	88	38	105
Net trading gains (losses) related to securities still held at period end	$551	$218	$335

FREDDIE MAC | 2025 Form 10-K	157

Financial Statements	Notes to Consolidated Financial Statements | Note 7
Available-for-Sale Securities

At both December 31, 2025 and December 31, 2024, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our consolidated balance sheets.
Table 7.4 - Available-for-Sale Securities

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$2,726	$16	($40)	$2,702	$6
Other mortgage-related securities	423	209	(18)	614	7
Total available-for-sale securities	$3,149	$225	($58)	$3,316	$13

	December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$3,528	$4	($100)	$3,432	$7
Other mortgage-related securities	287	194	(14)	467	3
Total available-for-sale securities	$3,815	$198	($114)	$3,899	$10
The fair value of our available-for-sale securities held at December 31, 2025 scheduled to contractually mature after five years through ten years was $1.0 billion, with an additional $1.4 billion scheduled to contractually mature after ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	December 31, 2025
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$178	$—	$1,713	($40)
Other mortgage-related securities	43	—	22	(18)
Total available-for-sale securities in a gross unrealized loss position	$221	$—	$1,735	($58)

	December 31, 2024
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$448	($6)	$2,198	($95)
Other mortgage-related securities	33	—	31	(13)
Total available-for-sale securities in a gross unrealized loss position	$481	($6)	$2,229	($108)
At December 31, 2025, the gross unrealized losses relate to 116 securities.
Gains and losses on the sale of securities are included in investment gains, net, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.

FREDDIE MAC | 2025 Form 10-K	158

Financial Statements	Notes to Consolidated Financial Statements | Note 7
The table below summarizes the total proceeds, gross realized gains, and gross realized losses from sales of available-for-sale securities.
Table 7.6 - Total Proceeds, Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

	Year Ended December 31,
(In millions)	2025	2024	2023
Gross realized gains	$1	$9	$9
Gross realized losses	(1)	(13)	(183)
Net realized gains (losses)	$—	($4)	($174)
Total proceeds	$989	$1,175	$3,164
Non-Cash Investing and Financing Activities

During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recognized $0.0 billion, $0.6 billion, and $1.7 billion, respectively, of investments in securities in exchange for the issuance of debt issued by consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we derecognized $1.5 billion, $3.4 billion, and $4.8 billion respectively, of mortgage-related securities and debt issued by consolidated trusts where we were no longer deemed the primary beneficiary.

FREDDIE MAC | 2025 Form 10-K	159

Financial Statements	Notes to Consolidated Financial Statements | Note 8
NOTE 8
Short-term and Long-term Debt
We report both short-term and long-term debt at amortized cost, with the exception of certain instruments for which we elected the fair value option. Deferred items, including premiums, discounts, issuance costs, and hedge accounting-related basis adjustments, are reported as a component of the amortized cost basis. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts, and issuance costs begins at the time of debt issuance. Amortization of hedge accounting-related basis adjustments begins upon the discontinuation of the related hedge relationship.
We elected the fair value option on long-term debt that contains embedded derivatives. Changes in the fair value of these debt obligations are recorded in investment gains, net, with any upfront costs and fees incurred or received in exchange for the issuance of the debt being recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities. For additional information on our election of the fair value option, see Note 16.
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
Short-term Debt

The table below summarizes the balances and effective interest rates for our short-term debt (debt with original maturities of one year or less).
Table 8.1 - Short-term Debt(1)

	Year Ended December 31,
(Dollars in millions)	2025	2024
Par value	$37,867	$14,716
Carrying amount	37,718	14,675
Weighted average effective rate	3.82%	4.59%
(1)Includes $3.0 billion of callable debt as of December 31, 2025. There was no callable debt as of December 31, 2024.

FREDDIE MAC | 2025 Form 10-K	160

Financial Statements	Notes to Consolidated Financial Statements | Note 8
Long-term Debt

The table below summarizes our long-term debt (debt with original maturities of more than one year).
Table 8.2 - Long-term Debt

	December 31, 2025				December 31, 2024
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Fixed-rate(3)	2026 - 2054	$92,236	$90,104	3.62%	2025 - 2054	$130,965	$126,815	3.09%
Variable-rate(4)	2026 - 2035	76,008	75,991	4.74	2025 - 2034	35,906	35,893	5.16
Zero-coupon	2026 - 2039	3,904	2,610	4.73	2025 - 2039	4,748	3,254	6.22
Other(5)	2028 - 2053	546	591	8.95	2025 - 2053	1,324	1,371	10.90
Total long-term debt		$172,694	$169,296	4.15		$172,943	$167,333	3.65
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.2 billion and $0.3 billion at December 31, 2025 and December 31, 2024, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected. Includes hedge-related basis adjustments.
(2)Based on carrying amount. Excludes hedge-related basis adjustments.
(3)Includes $84.4 billion and $112.6 billion of callable debt as of December 31, 2025 and December 31, 2024, respectively.
(4)Includes $0.7 billion and $1.3 billion of callable debt as of December 31, 2025 and December 31, 2024, respectively.
(5)Includes STACR debt notes, SCR debt notes, and IO debt.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes contractual maturities of long-term debt securities at December 31, 2025.
Table 8.3 - Contractual Maturities of Long-term Debt(1)

(In millions)	Par Value
2026	$45,515
2027	43,860
2028	22,474
2029	9,806
2030	33,871
Thereafter	16,622
Total	$172,148
(1)Excludes $0.5 billion of STACR debt notes and SCR debt notes. Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty.

FREDDIE MAC | 2025 Form 10-K	161

Financial Statements	Notes to Consolidated Financial Statements | Note 9

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

FREDDIE MAC | 2025 Form 10-K	162

Financial Statements	Notes to Consolidated Financial Statements | Note 9

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	December 31, 2025			December 31, 2024
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$557,848	$1,148	($306)	$382,761	$1,512	($340)
Written options	40,480	—	(1,459)	33,117	—	(1,826)
Purchased options(1)	108,030	3,893	—	126,750	4,649	—
Futures	87,007	—	—	165,894	—	—
Total interest-rate risk management derivatives	793,365	5,041	(1,765)	708,522	6,161	(2,166)
Mortgage commitment derivatives	57,170	28	(15)	37,407	26	(40)
CRT-related derivatives(2)	26,883	—	(155)	28,962	—	(186)
Other	31,096	73	(601)	20,505	94	(695)
Total derivatives not designated as hedges	908,514	5,142	(2,536)	795,396	6,281	(3,087)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	125,908	198	(2,224)	159,086	209	(4,149)
Total derivatives designated as fair value hedges	125,908	198	(2,224)	159,086	209	(4,149)
Receivables (payables)		107	—		91	—
Netting adjustments(3)		(3,981)	3,979		(6,080)	6,282
Total derivatives portfolio, net	$1,034,422	$1,466	($781)	$954,482	$501	($954)
(1)Includes swaptions on credit indices with a notional amount of $6.4 billion and $6.8 billion at December 31, 2025 and December 31, 2024, respectively, and a fair value of $1.0 million at both December 31, 2025 and December 31, 2024.
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
Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to counterparty credit risk in the event our counterparties fail to meet their contractual obligations. We are required to post margin in connection with our derivative transactions. The use of cleared and exchange-traded derivatives decreases our credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. OTC derivatives expose us to the credit risk of individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.
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

FREDDIE MAC | 2025 Form 10-K	163

Financial Statements	Notes to Consolidated Financial Statements | Note 9

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties for interest-rate swap and option-based derivatives. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, as well as posting of collateral in the form of cash, Treasury securities or agency mortgage-related or debt securities, or a combination of both by either the counterparty or us, depending on which party is in a liability position. On a daily basis, the market value of each counterparty's derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to the market value of derivatives in a net gain position by counterparty after giving consideration to collateral posted. In the event a counterparty defaults on its obligations under the derivative agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to sell the collateral. As a result, our use of master netting and collateral agreements reduces our exposure to our counterparties in the event of default. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not derecognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets. See Note 10 for additional information on our collateralized arrangements. Although it is our practice not to repledge assets held as collateral, these agreements may allow us or our counterparties to repledge all or a portion of the collateral.
A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated with three counterparties, all of which were investment grade as of December 31, 2025. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. None of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, were in a liability position at December 31, 2025 or December 31, 2024 and, as a result, we did not post cash or non-cash collateral in the normal course of business. Therefore, as of both December 31, 2025 and December 31, 2024, a downgrade in our credit ratings would not have required us to post additional collateral to our counterparties.
The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 9.2 - Offsetting of Derivatives

	December 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$5,247	($3,989)	$6,360	($6,315)
Cleared and exchange-traded derivatives	77	—	74	—
Mortgage commitment derivatives	50	(15)	53	(40)
Other	73	(756)	94	(881)
Total derivatives	5,447	(4,760)	6,581	(7,236)
Counterparty netting	(2,998)	2,998	(3,906)	3,906
Cash collateral netting(1)	(983)	981	(2,174)	2,376
Net amount presented in the consolidated balance sheets	1,466	(781)	501	(954)
Gross amount not offset in the consolidated balance sheets(2)	(1,155)	—	(190)	11
Net amount	$311	($781)	$311	($943)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets.

FREDDIE MAC | 2025 Form 10-K	164

Financial Statements	Notes to Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives not designated in qualifying hedge relationships. These amounts are reported on our consolidated statements of income as investment gains, net.
Table 9.3 - Gains and Losses on Derivatives

	Year Ended December 31,
(In millions)	2025	2024	2023
Interest-rate risk management derivatives:
Swaps	($419)	$514	$359
Written options	364	(134)	170
Purchased options	(674)	452	(335)
Futures	(185)	556	197
Total interest-rate risk management derivatives fair value gains (losses)	(914)	1,388	391
Mortgage commitment derivatives	(603)	103	17
CRT-related derivatives(1)	48	75	(176)
Other	189	(134)	11
Total derivatives not designated as hedges fair value gains (losses)	($1,280)	$1,432	$243
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

FREDDIE MAC | 2025 Form 10-K	165

Financial Statements	Notes to Consolidated Financial Statements | Note 9

The table below presents the effects of fair value hedge accounting by consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.4 - Gains and Losses on Fair Value Hedges

	Year Ended December 31,
	2025		2024		2023
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our consolidated statements of income in which the effects of fair value hedges are recorded:	$129,820	($108,417)	$117,877	($98,140)	$105,363	($86,821)
Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	894	—	(1,857)	—	671	—
Derivatives designated as hedging instruments	(942)	—	1,650	—	(854)	—
Interest accruals on hedging instruments	541	—	874	—	948	—
Discontinued hedge related basis adjustments amortization	247	—	202	—	198	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(2,038)	—	(1,816)	—	(3,080)
Derivatives designated as hedging instruments	—	2,068	—	1,831	—	3,084
Interest accruals on hedging instruments	—	(1,605)	—	(3,261)	—	(4,065)
Discontinued hedge related basis adjustment amortization	—	(22)	—	(8)	—	(377)
Total impact of fair value hedge accounting	$740	($1,597)	$869	($3,254)	$963	($4,438)
The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 9.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	December 31, 2025
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,084,479	($2,768)	($330)	($2,438)	$44,826	$8,585
Debt	(68,285)	2,054	—	15	—	—

	December 31, 2024
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,117,060	($3,909)	($695)	($3,214)	$56,394	$12,070
Debt	(107,241)	4,050	—	19	—	—

FREDDIE MAC | 2025 Form 10-K	166

Financial Statements	Notes to Consolidated Financial Statements | Note 10

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
We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses and we reasonably expect the borrower to continue to replenish the collateral to meet the requirements of the contract. As of December 31, 2025, all of our securities purchased under agreements to resell were fully collateralized.
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
We provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to greater counterparty credit risk for these institutions. As of December 31, 2025 and December 31, 2024, $2.1 billion and $2.8 billion, respectively, of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities.
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

FREDDIE MAC | 2025 Form 10-K	167

Financial Statements	Notes to Consolidated Financial Statements | Note 10

Table 10.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
(In millions)	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase
Gross amount recognized	$78,378	($6,459)	$108,338	($8,220)
Amount offset in the consolidated balance sheets	(6,459)	6,459	(8,220)	8,220
Net amount presented in the consolidated balance sheets	71,919	—	100,118	—
Gross amount not offset in the consolidated balance sheets(1)	(71,919)	—	(100,118)	—
Net amount	$—	$—	$—	$—
(1)For securities purchased under agreements to resell, includes $78.3 billion and $104.9 billion of collateral that we had the right to repledge as of December 31, 2025 and December 31, 2024, respectively. We did not repledge collateral at December 31, 2025 or December 31, 2024.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 10.2 - Remaining Contractual Maturity

	December 31,
(In millions)	2025	2024
Overnight and continuous	$—	$—
30 days or less	6,459	8,220
After 30 days through 90 days	—	—
Greater than 90 days	—	—
Total	$6,459	$8,220
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge, and for regulatory requirements.
Table 10.3 - Collateral in the Form of Securities Pledged

	December 31,
(In millions)	2025	2024
Trading securities	$11,159	$9,559

FREDDIE MAC | 2025 Form 10-K	168

Financial Statements	Notes to Consolidated Financial Statements | Note 11
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

FREDDIE MAC | 2025 Form 10-K	169

Financial Statements	Notes to Consolidated Financial Statements | Note 11
The table below provides a summary of our senior preferred stock outstanding at December 31, 2025.
Table 11.1 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw adjustments:
2008	1.00	1.00	$1.00	$1,000	$1,000
2017	—	—	—	N/A	3,000
2019	—	—	—	N/A	3,674
2020	—	—	—	N/A	7,217
2021	—	—	—	N/A	11,420
2022	—	—	—	N/A	9,919
2023	—	—	—	N/A	9,431
2024	—	—	—	N/A	11,729
2025	—	—	—	N/A	11,210
Total non-draw adjustments	1.00	1.00	1.00		68,600
Draw adjustments:
2008	—	—	—	N/A	13,800
2009	—	—	—	N/A	36,900
2010	—	—	—	N/A	12,500
2011	—	—	—	N/A	7,971
2012	—	—	—	N/A	165
2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$140,248
No cash was received from Treasury under the Purchase Agreement in 2025 because we had positive net worth at December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025 and, consequently, FHFA did not request a draw on our behalf in 2025. At December 31, 2025, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement.
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
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock on our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant's exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings per share. The weighted average shares of common stock for the years ended December 31, 2025, 2024, and 2023 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

FREDDIE MAC | 2025 Form 10-K	170

Financial Statements	Notes to Consolidated Financial Statements | Note 11
additional Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.
The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2025.
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

FREDDIE MAC | 2025 Form 10-K	171

Financial Statements	Notes to Consolidated Financial Statements | Note 11
Stock-Based Compensation

Following the implementation of the conservatorship in September 2008, we suspended the operation of and/or ceased making grants under our stock-based compensation plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury's prior approval.
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2025 and 2024. At both December 31, 2025 and December 31, 2024, no RSUs or stock options were outstanding. There were 41,160 shares of restricted stock outstanding at both December 31, 2025 and December 31, 2024.
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
Dividends and Dividend Restrictions

We did not declare or pay any dividends in 2025, 2024, and 2023 on our common stock, senior preferred stock, or any other outstanding series of Freddie Mac preferred stock.
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
■    Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares outstanding, respectively, as of December 31, 2025. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock.
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

FREDDIE MAC | 2025 Form 10-K	172

Financial Statements	Notes to Consolidated Financial Statements | Note 12
NOTE 12
Net Interest Income
The table below presents the components of net interest income per our consolidated statements of income.
Table 12.1 - Components of Net Interest Income

	Year Ended December 31,
(In millions)	2025	2024	2023
Interest income
Mortgage loans	$121,473	$109,117	$96,985
Investment securities	3,337	2,069	1,571
Securities purchased under agreements to resell	4,573	6,083	6,135
Other	437	608	672
Total interest income	129,820	117,877	105,363
Interest expense
Debt issued by consolidated trusts	(99,180)	(88,227)	(76,703)
Short-term debt	(1,018)	(578)	(388)
Long-term debt	(7,962)	(8,947)	(9,329)
Securities sold under agreements to repurchase	(257)	(388)	(401)
Total interest expense	(108,417)	(98,140)	(86,821)
Net interest income	21,403	19,737	18,542
(Provision) benefit for credit losses	(1,290)	(476)	872
Net interest income after (provision) benefit for credit losses	$20,113	$19,261	$19,414

FREDDIE MAC | 2025 Form 10-K	173

Financial Statements	Notes to Consolidated Financial Statements | Note 13

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
The table below presents the components of our federal income tax expense for the past three years. We are exempt from state and local income taxes.
Table 13.1 - Federal Income Tax Expense

	Year Ended December 31,
(In millions)	2025	2024	2023
Current income tax expense	($2,673)	($3,862)	($1,003)
Deferred income tax expense	43	942	(1,658)
Total income tax expense	($2,630)	($2,920)	($2,661)
Income tax expense decreased from 2024 to 2025 primarily due to a decrease in pre-tax book income, and increased from 2023 to 2024 primarily due to an increase in pre-tax book income.
The table below presents the reconciliation between our federal statutory income tax rate and our effective tax rate for the past three years.
Table 13.2 - Reconciliation of Federal Statutory Income Tax Rate to Effective Tax Rate

	Year Ended December 31,
	2025		2024		2023
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($2,806)	21.0%	($3,103)	21.0%	($2,772)	21.0%
Nontaxable or nondeductible items	85	(0.6)	72	(0.5)	30	(0.2)
Tax credits	88	(0.7)	111	(0.7)	65	(0.5)
Changes in valuation allowances	3	—	—	—	16	(0.1)
Effective tax rate	($2,630)	19.7%	($2,920)	19.8%	($2,661)	20.2%
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

FREDDIE MAC | 2025 Form 10-K	174

Financial Statements	Notes to Consolidated Financial Statements | Note 13

The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2025 and December 31, 2024. The valuation allowance relates to capital loss carryforwards included in Other items, net that we expect to expire unused.
Table 13.3 - Deferred Tax Assets and Liabilities

(In millions)	December 31, 2025	December 31, 2024
Deferred tax assets:
Deferred fees	$1,557	$1,699
Basis differences related to derivative instruments	294	437
Credit-related items and allowance for loan losses	1,460	1,360
Basis differences related to assets held-for-investment and held-for-sale	1,180	980
Basis differences related to fair value hedge accounting	150	—
Other items, net	448	606
Total deferred tax assets	5,089	5,082
Deferred tax liabilities:
Basis differences related to fair value hedge accounting	—	(30)
Unrealized gains related to available-for-sale securities	(35)	(17)
Total deferred tax liabilities	(35)	(47)
Valuation allowance	(14)	(17)
Deferred tax assets, net	$5,040	$5,018
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
Based on all positive and negative evidence available at December 31, 2025, we determined that it is more likely than not that our net deferred tax assets, except for the deferred tax asset related to our capital loss carryforwards, will be realized. A valuation allowance of $14 million has been recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2025.

FREDDIE MAC | 2025 Form 10-K	175

Financial Statements	Notes to Consolidated Financial Statements | Note 14
NOTE 14
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

FREDDIE MAC | 2025 Form 10-K	176

Financial Statements	Notes to Consolidated Financial Statements | Note 14
The table below presents the financial results for our Single-Family and Multifamily segments.
Table 14.1 - Segment Financial Results

	Year Ended December 31, 2025
	Single-Family	Multifamily	Total
(In millions)
Net interest income
Interest income	$123,670	$6,150	$129,820
Interest expense	(103,892)	(4,525)	(108,417)
Net interest income	19,778	1,625	21,403
Non-interest income
Guarantee income	100	1,492	1,592
Investment gains (losses), net	(317)	108	(209)
Other income	298	187	485
Non-interest income	81	1,787	1,868
Net revenues	19,859	3,412	23,271
(Provision) benefit for credit losses	(758)	(532)	(1,290)
Non-interest expense
Administrative expense(1)	(2,219)	(667)	(2,886)
Credit enhancement expense	(1,882)	(200)	(2,082)
Legislative and regulatory assessments	(3,264)	(59)	(3,323)
Other expense	(284)	(45)	(329)
Non-interest expense	(7,649)	(971)	(8,620)
Income before income tax expense	11,452	1,909	13,361
Income tax expense	(2,254)	(376)	(2,630)
Net income	9,198	1,533	10,731
Other comprehensive income (loss), net of taxes and reclassification adjustments	22	56	78
Comprehensive income	$9,220	$1,589	$10,809

FREDDIE MAC | 2025 Form 10-K	177

Financial Statements	Notes to Consolidated Financial Statements | Note 14

	Year Ended December 31, 2024
	Single-Family	Multifamily	Total
(In millions)
Net interest income
Interest income	$113,681	$4,196	$117,877
Interest expense	(95,168)	(2,972)	(98,140)
Net interest income	18,513	1,224	19,737
Non-interest income
Guarantee income	83	1,528	1,611
Investment gains (losses), net	939	1,137	2,076
Other income	284	204	488
Non-interest income	1,306	2,869	4,175
Net revenues	19,819	4,093	23,912
(Provision) benefit for credit losses	(374)	(102)	(476)
Non-interest expense
Administrative expense(1)	(2,225)	(618)	(2,843)
Credit enhancement expense	(2,174)	(171)	(2,345)
Legislative and regulatory assessments	(3,178)	(55)	(3,233)
Other expense	(206)	(31)	(237)
Non-interest expense	(7,783)	(875)	(8,658)
Income before income tax expense	11,662	3,116	14,778
Income tax expense	(2,305)	(615)	(2,920)
Net income	9,357	2,501	11,858
Other comprehensive income (loss), net of taxes and reclassification adjustments	(1)	(4)	(5)
Comprehensive income	$9,356	$2,497	$11,853

FREDDIE MAC | 2025 Form 10-K	178

Financial Statements	Notes to Consolidated Financial Statements | Note 14

	Year Ended December 31, 2023
	Single-Family	Multifamily	Total
(In millions)
Net interest income
Interest income	$102,174	$3,189	$105,363
Interest expense	(84,517)	(2,304)	(86,821)
Net interest income	17,657	885	18,542
Non-interest income
Guarantee income	103	1,512	1,615
Investment gains (losses), net	296	411	707
Other income	211	154	365
Non-interest income	610	2,077	2,687
Net revenues	18,267	2,962	21,229
(Provision) benefit for credit losses	1,172	(300)	872
Non-interest expense
Administrative expense(1)	(2,214)	(581)	(2,795)
Credit enhancement expense	(2,223)	(116)	(2,339)
Legislative and regulatory assessments	(3,085)	(46)	(3,131)
Other expense	(596)	(41)	(637)
Non-interest expense	(8,118)	(784)	(8,902)
Income before income tax expense	11,321	1,878	13,199
Income tax expense	(2,282)	(379)	(2,661)
Net income	9,039	1,499	10,538
Other comprehensive income (loss), net of taxes and reclassification adjustments	10	156	166
Comprehensive income	$9,049	$1,655	$10,704
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
The table below presents total assets for our Single-Family and Multifamily segments.
Table 14.2 - Segment Assets

(In millions)	December 31, 2025	December 31, 2024
Single-Family	$3,156,290	$3,104,174
Multifamily	495,835	466,635
Total segment assets	3,652,125	3,570,809
Reconciling items(1)	(154,527)	(184,117)
Total assets per consolidated balance sheets	$3,497,598	$3,386,692

(1)Reconciling items include (1) assets in our mortgage portfolio that are not recognized on our consolidated balance sheets and (2) assets recognized on our consolidated balance sheets that are not allocated to the reportable segments.

FREDDIE MAC | 2025 Form 10-K	179

Financial Statements	Notes to Consolidated Financial Statements | Note 15
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
Table 15.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	December 31, 2025
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region(2):
West	$921,697	29%	0.46%
Northeast	728,432	23	0.61
Southeast	564,250	18	0.67
Southwest	478,227	15	0.63
North Central	463,375	15	0.59
Total	$3,155,981	100%	0.59
State:
California	$509,813	16%	0.45
Texas	229,450	7	0.71
Florida	213,784	7	0.80
New York	138,196	4	0.81
Illinois	118,119	4	0.69
All other	1,946,619	62	0.55
Total	$3,155,981	100%	0.59
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

FREDDIE MAC | 2025 Form 10-K	180

Financial Statements	Notes to Consolidated Financial Statements | Note 15
The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio.
Table 15.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	December 31, 2025
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$126,400	25%	0.81%
West	116,239	23	0.19
Southeast	104,266	21	0.16
Southwest	96,952	20	0.59
North Central	51,978	11	0.40
Total	$495,835	100%	0.44
State(3):
California	$62,128	13%	0.30
Texas	60,963	12	0.53
Florida	45,235	9	0.10
New York	39,404	8	2.05
Georgia	21,266	4	0.06
All other	266,839	54	0.30
Total	$495,835	100%	0.44
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
In the Multifamily mortgage portfolio, concentration of credit risk depends on the legal structure of the investments we hold. Our exposure to credit risk in our senior subordinate securitization products is reduced by the subordinate tranches, which are typically sold to third-party investors. As a result, our Multifamily mortgage credit risk is primarily related to loans that have not been securitized or loans underlying our fully guaranteed securitizations. See Note 3, Note 4, Note 5, and Note 6 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Single-Family Sellers and Servicers

We acquire a significant portion of our Single-Family loan purchase volume from several large sellers. Our top 10 sellers provided approximately 59% of our Single-Family purchase volume, including three sellers that each provided 10% or more of our Single-Family purchase volume during 2025.
We purchase single-family loans from both depository and non-depository sellers. Non-depository institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. Our top five non-depository sellers provided approximately 46% of our Single-Family purchase volume during 2025.
If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include, but are not limited to, the ability to require the seller or servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. Our current remedies framework provides for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" may result in a repurchase request or a repurchase alternative, such as recourse or indemnification. We implemented a pilot program in 2024 that provides participating sellers with a fee-based alternative to performing loan repurchases. Beginning in 1Q 2025 the pilot program was expanded to all eligible sellers and now comprises a significant share of our new business activity. The pilot program continues to maintain the protections related to delinquent loans and charter violations outlined in the selling and servicing representation and warranty framework for mortgage loans. Sellers that choose not to participate in the pilot program still have access to other repurchase alternatives, including the new fee-only alternative we implemented in 1Q 2025 for eligible loans. If the fee-only alternative is offered on a performing loan, sellers will be able to pay a fee in exchange for immediate representation and warranty relief on that loan.

FREDDIE MAC | 2025 Form 10-K	181

Financial Statements	Notes to Consolidated Financial Statements | Note 15
Under our current selling and servicing representation and warranty framework for our mortgage loans, we relieve sellers of repurchase obligations for breaches of certain selling representations and warranties for certain types of loans, including:
■    Loans that have established an acceptable payment history for 36 months of consecutive, on-time payments after purchase, subject to certain exclusions and
■    Loans that have satisfactorily completed a quality control review.
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
As of December 31, 2025, the UPB of loans subject to our repurchase requests issued to our Single-Family sellers and servicers was approximately $0.4 billion (this figure includes repurchase requests for which appeals were pending). During 2025, we recovered amounts with respect to $1.1 billion in UPB of loans subject to our repurchase requests.
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
Servicers who hold the right to service our loans may either operationally perform the servicing activities themselves or engage other servicers to operationally perform servicing activities on their behalf. Servicers who hold the right to service the loans remain responsible for servicing activities even if other servicers operationally perform servicing activities on their behalf. Significant portions of our single-family loans are serviced by several large servicers. As of December 31, 2025, approximately 67% of our Single-Family mortgage portfolio was serviced by our top 10 servicers, based on the servicing volume they operationally performed. Two servicers each operationally performed servicing for 10% or more of our Single-Family mortgage portfolio as of December 31, 2025.
We utilize both depository and non-depository servicers for single-family loans. Some of these non-depository servicers service a large share of our loans. As of December 31, 2025, approximately 41% of our Single-Family mortgage portfolio, excluding loans for which we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, based on the servicing volume they operationally performed. We routinely monitor the performance of our largest non-depository servicers.
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
In 2022, FHFA and Ginnie Mae issued a joint announcement of their updated minimum financial eligibility requirements for Enterprise seller/servicers and Ginnie Mae issuers. Subsequently, Freddie Mac announced the updated changes. The new requirements contain changes related to incorporating enhanced definitions of capital and liquidity, reducing the procyclicality of the current liquidity requirements, and incorporating lessons learned from the pandemic. They also require certain Ginnie Mae issuers that may also be Freddie Mac servicers to maintain a minimum risk-based capital ratio of 6%. They also include higher supplemental requirements applicable only to large non-depositories, defined as non-depositories having $50 billion or more of total single-family servicing UPB, as well as a new origination liquidity requirement for sellers that originate greater than $1 billion in single-family first lien mortgages in the most recent calendar year. The majority of the requirements became effective on September 30, 2023, while the risk-based capital ratio requirement became effective on December 31, 2024.

FREDDIE MAC | 2025 Form 10-K	182

Financial Statements	Notes to Consolidated Financial Statements | Note 15
Multifamily Sellers and Servicers

We acquire a significant portion of our Multifamily loan purchase and guarantee volume from several large sellers. Our top 10 sellers provided approximately 73% of our Multifamily purchase and guarantee volume, including three sellers that each provided 10% or more of our Multifamily purchase and guarantee volume during 2025.
Significant portions of our multifamily loans are serviced by several large servicers. Our top 10 servicers serviced approximately 75% of our Multifamily mortgage portfolio, including three servicers that each serviced 10% or more of our Multifamily mortgage portfolio as of December 31, 2025.
Multifamily loans utilize both primary and master servicers. Primary servicers service unsecuritized mortgage loans and are also typically engaged by master servicers to service on their behalf the mortgage loans underlying securitizations. For a majority of our K Certificate securitizations, we utilize one of three large financial depository institutions as master servicer. Meanwhile, we typically retain the role of master servicer in our fully guaranteed K Certificate securitizations and certain other securitization transactions. Multifamily primary servicers discussed above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also rely on master servicers of our multifamily securitization transactions to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed unrecoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and, therefore, do not present significant counterparty credit risk from this source.
Credit Enhancement Providers

We have counterparty credit risk relating to the potential insolvency of, or nonperformance by, mortgage insurers that insure single-family loans we purchase or guarantee. We also have similar exposure to insurers and reinsurers through our ACIS and other insurance transactions where we purchase insurance policies as part of our CRT activities.
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 6 for additional information. As of December 31, 2025, mortgage insurers provided primary mortgage insurance coverage with maximum loss limits of $181.5 billion for $681.0 billion of UPB in connection with our Single-Family mortgage portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall primary mortgage insurance coverage.
Table 15.3 - Primary Mortgage Insurer Concentration

Mortgage Insurance Coverage(1)
Mortgage Insurer	December 31, 2025
Mortgage Guaranty Insurance Corporation	18%
Radian Guaranty Inc.	18
Essent Guaranty, Inc.	17
Enact	16
Arch Mortgage Insurance Company	16
National Mortgage Insurance	15
Total	100%
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

FREDDIE MAC | 2025 Form 10-K	183

Financial Statements	Notes to Consolidated Financial Statements | Note 15
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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of December 31, 2025, including amounts related to our consolidated VIEs, the balance in our other investments portfolio was $162.6 billion. The balance consists primarily of cash, securities purchased under agreements to resell, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities.

FREDDIE MAC | 2025 Form 10-K	184

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
Groups within our Finance Division, independent of our business functions, execute and validate the valuation processes and are responsible for determining the fair values of the majority of our financial assets and liabilities. In determining fair value, we consider the credit risk of our counterparties in estimating the fair values of our assets and our own credit risk in estimating the fair values of our liabilities. The fair values determined by our Finance Division are further verified by an independent group within our Enterprise Risk Division.
The independent validation procedures performed by the Enterprise Risk Division are intended to monitor that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a daily price review and a monthly independent verification of fair value measurements through independent modeling, analytics, and comparisons to other market source data, if available. If we are unable to validate the reasonableness of a given price, we ultimately do not use that price for fair value measurements on our consolidated financial statements. These procedures are risk-based and are executed before we finalize the prices used in preparing our fair value measurements for our financial statements.
In addition to performing the validation procedures noted above, the Enterprise Risk Division provides independent risk governance over all valuation processes by establishing and maintaining a corporate-wide valuation risk policy. The Enterprise Risk Division also independently reviews significant judgments, methodologies, and valuation techniques to monitor compliance with established policies.
Our Valuation Risk Committee, which includes representation from our business lines, the Enterprise Risk Division, and the Finance Division, provides senior management's governance over valuation processes, methodologies, controls, and fair value

FREDDIE MAC | 2025 Form 10-K	185

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
Valuation Techniques

The table below contains a description of the valuation techniques we use for fair value measurement and disclosure; the significant inputs used in those techniques (if applicable); the classification within the fair value hierarchy; and, for those measurements that we report on our consolidated balance sheets and are classified as Level 3 of the hierarchy, a narrative description of the uncertainty of the fair value measurement to changes in significant unobservable inputs. Although the uncertainties of the unobservable inputs are discussed below in isolation, interrelationships exist among the inputs such that a change in one unobservable input can result in a change to one or more of the other inputs. For example, a common interrelationship that affects our fair value measurements is between future interest rates, prepayment speeds, and probabilities of default. Generally, a change in the assumption used for future interest rates results in a directionally opposite change in the assumption used for prepayment speeds and a directionally similar change in the assumption used for probabilities of default.
Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

FREDDIE MAC | 2025 Form 10-K	186

Financial Statements	Notes to Consolidated Financial Statements | Note 16

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Investment Securities
U.S. Treasury Securities		Quoted prices in active markets	Level 1
Mortgage-related securities	Majority of mortgage-related securities	External pricing sources	Level 2 or 3
Certain securities with limited market activity	Discounted cash flows or risk metric pricing.
Significant inputs used in the discounted cash flow technique include OAS. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.
		Significant inputs used in the risk metric pricing technique include key risk metrics, such as key rate durations. Significant increases (decreases) in key rate durations in isolation would result in a significant increase (decrease) in the magnitude of change of fair value measurement in response to key rate movements. Under risk metric pricing, securities are valued by starting with a prior period price and adjusting that price for market changes in the key risk metric input used.	Level 3
Mortgage Loans
Single-Family loans	GSE securitization market	Benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our guarantee fee and our credit obligation related to performing our guarantee (see Guarantee obligations). The credit obligation is based on compensation we charge under current market pricing for loans that qualify under our current underwriting standards (Level 2) and internal credit models for loans that do not qualify under our current underwriting standards (Level 3).	Level 2 or 3
	Whole loan market	External pricing sources, referencing market activity for deeply delinquent and modified loans, where available.	Level 3
	Certain held-for-investment	Internal models that estimate the fair value of the underlying collateral for impaired loans. Significant inputs used by our internal models include REO disposition, short sale, and third-party sale values, combined with mortgage loan level characteristics using the repeat housing sales index to estimate the current fair value of the mortgage loan. Significant increases (decreases) in the historical average sales proceeds per mortgage loan in isolation would result in significantly higher (lower) fair value measurements.	Level 3
Multifamily loans	Held-for-sale	Discounted cash flows based on observable K Certificate market spreads.	Level 2
		Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV ratio and DSCR.	Level 3
	Held-for-investment	Discounted cash flows based on observable K Certificate market spreads.	Level 2
		Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV ratio and DSCR.	Level 3
Debt Issued by Consolidated Trusts, Short-term Debt, and Long-term Debt
Debt issued by consolidated trusts		See Mortgage-related securities	Level 2 or 3
Short-term debt		External pricing sources	Level 2
Single external source

FREDDIE MAC | 2025 Form 10-K	187

Financial Statements	Notes to Consolidated Financial Statements | Note 16

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Long-term debt		External pricing sources	Level 2
Single-external source
Other Assets / Other Liabilities
Derivatives	Exchange-traded futures	Quoted prices in active markets	Level 1
	Interest-rate swaps	Discounted cash flows. Significant inputs include market-based interest rates.	Level 2
	Option-based derivatives	Option-pricing models. Significant inputs include interest-rate volatility matrices.	Level 2
	Purchase and sale commitments	See Mortgage-related securities	Level 2
Loan commitments	Multifamily loan purchase commitments	See Multifamily loans	Level 2 or 3
Guarantee assets	Single-Family	External pricing sources with adjustments for specific loan characteristics.	Level 3
	Multifamily	Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.	Level 3
Guarantee obligations	Single-Family	Delivery and guarantee fees that we charge under our current market pricing.	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	Multifamily	Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily guarantee assets.	Level 3

FREDDIE MAC | 2025 Form 10-K	188

Financial Statements	Notes to Consolidated Financial Statements | Note 16
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 16.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,616	$700	$—	$3,316
Trading:
Mortgage-related securities	—	8,146	2,786	—	10,932
Non-mortgage-related securities	70,916	248	—	—	71,164
Total trading securities	70,916	8,394	2,786	—	82,096
Total investment securities	70,916	11,010	3,486	—	85,412
Mortgage loans held-for-investment	—	5,587	1,418	—	7,005
Other assets:
Guarantee assets	—	—	4,728	—	4,728
Derivative assets, net	5	5,261	74	(3,874)	1,466
Other assets	—	—	227	—	227
Total other assets	5	5,261	5,029	(3,874)	6,421
Total assets carried at fair value on a recurring basis	$70,921	$21,858	$9,933	($3,874)	$98,838
Liabilities:
Debt issued by consolidated trusts	$—	$5,808	$33	$—	$5,841
Long-term debt	—	125	70	—	195
Other liabilities:
Derivative liabilities, net	—	4,708	52	(3,979)	781
Total liabilities carried at fair value on a recurring basis	$—	$10,641	$155	($3,979)	$6,817

FREDDIE MAC | 2025 Form 10-K	189

Financial Statements	Notes to Consolidated Financial Statements | Note 16

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,316	$583	$—	$3,899
Trading:
Mortgage-related securities	—	6,131	3,027	—	9,158
Non-mortgage-related securities	42,289	425	—	—	42,714
Total trading securities	42,289	6,556	3,027	—	51,872
Total investment securities	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	—	10,099	1,295	—	11,394
Mortgage loans held-for-investment	—	1,572	841	—	2,413
Other assets:
Guarantee assets	—	—	5,126	—	5,126
Derivative assets, net	9	6,387	94	(5,989)	501
Other assets	—	24	219	—	243
Total other assets	9	6,411	5,439	(5,989)	5,870
Total assets carried at fair value on a recurring basis	$42,298	$27,954	$11,185	($5,989)	$75,448
Liabilities:
Debt issued by consolidated trusts	$—	$1,996	$17	$—	$2,013
Long-term debt	—	241	85	—	326
Other liabilities:
Derivative liabilities, net	—	7,116	120	(6,282)	954
Other liabilities	—	5	19	—	24
Total other liabilities	—	7,121	139	(6,282)	978
Total liabilities carried at fair value on a recurring basis	$—	$9,358	$241	($6,282)	$3,317
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

FREDDIE MAC | 2025 Form 10-K	190

Financial Statements	Notes to Consolidated Financial Statements | Note 16
Table 16.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Year Ended December 31, 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2025	$3,610	$1,295	$841	$5,439	$241
Total realized/unrealized gains/losses(1)
Included in earnings	(222)	3	(80)	242	(85)
Included in other comprehensive income	14	—	—	—	—
Purchases	663	32	—	(25)	—
Issues	—	—	—	381	30
Sales	(381)	—	—	(14)	—
Settlements, net	(198)	—	(119)	(994)	(30)
Transfers into Level 3(3)	—	—	1,022	—	17
Transfers out of Level 3(3)	—	(1,330)	(246)	—	(18)
Balance at December 31, 2025	$3,486	$—	$1,418	$5,029	$155
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of December 31, 2025(2)	$208	$—	($100)	$242	($86)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of December 31, 2025	12	—	—	—	—

	Year Ended December 31, 2024
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2024	$3,449	$896	$473	$5,519	$496
Total realized/unrealized gains/losses(1)
Included in earnings	(435)	(20)	(42)	181	29
Included in other comprehensive income	(3)	—	—	—	—
Purchases	816	2,156	—	(14)	13
Issues	—	—	—	628	69
Sales	—	(1,557)	—	(14)	—
Settlements, net	(207)	(1)	(241)	(861)	(41)
Transfers into Level 3	—	35	688	—	—
Transfers out of Level 3	(10)	(214)	(37)	—	(325)
Balance at December 31, 2024	$3,610	$1,295	$841	$5,439	$241
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of December 31, 2024(2)	$54	($35)	($43)	$172	($6)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of December 31, 2024	(2)	—	—	—	—

FREDDIE MAC | 2025 Form 10-K	191

Financial Statements	Notes to Consolidated Financial Statements | Note 16

	Year Ended December 31, 2023
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2023	$3,625	$310	$110	$5,573	$485
Total realized/unrealized gains/losses(1)
Included in earnings	(538)	6	(81)	138	(27)
Included in other comprehensive income	(5)	—	—	—	—
Purchases	634	2,038	—	(20)	(3)
Issues	—	—	—	736	98
Sales	—	(1,152)	—	(3)	—
Settlements, net	(225)	(24)	(15)	(905)	(57)
Transfers into Level 3	—	12	530	—	—
Transfers out of Level 3	(42)	(294)	(71)	—	—
Balance at December 31, 2023	$3,449	$896	$473	$5,519	$496
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of December 31, 2023(2)	$112	$32	($84)	$137	($51)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of December 31, 2023	(4)	—	—	—	—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
(3)Transfers into Level 3 at December 31, 2025 were primarily driven by an increase in the use of unobservable inputs for certain multifamily held-for-investment loans. Transfers out of Level 3 at December 31, 2025 were primarily driven by a decline in the significance of the unobservable inputs for certain multifamily loans.
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis.
Table 16.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2025
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,532	External pricing sources	Price	$0.0 - $3,520.6	$82.1
	954	Other
Mortgage loans held-for-investment	1,418	External pricing sources	Price	$48.4 - $105.8	$89.0
Other assets	4,424	Discounted cash flows	OAS	17 - 8,850 bps	50 bps
	605	Other
Total Level 3 assets	$9,933
Liabilities
Total Level 3 liabilities	$155

FREDDIE MAC | 2025 Form 10-K	192

Financial Statements	Notes to Consolidated Financial Statements | Note 16

	December 31, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,344	External pricing sources	Price	$0.0 - $3,652.7	$99.1
	1,266	Other
Mortgage loans held-for-sale	1,295	External pricing sources	Price	$87.8 - $104.4	$96.4
Mortgage loans held-for-investment	841	External pricing sources	Price	$29.2 - $100.0	$83.1
Other assets	4,816	Discounted cash flows	OAS	17 - 3,500 bps	48 bps
	623	Other
Total Level 3 assets	$11,185
Liabilities
Total Level 3 liabilities	$241
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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 16.4 - Assets Measured at Fair Value on a Non-Recurring Basis

(In millions)	December 31, 2025	December 31, 2024
Mortgage loans:(1)
Level 1	$—	$—
Level 2	109	303
Level 3(2)	508	1,474
Total	$617	$1,777
(1)Includes loans that are classified as held-for-investment where we recognize credit losses, either through an allowance for credit losses or charge-off, based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost. The valuation date for certain items may occur during the period and not at period end.
(2)The predominant valuation technique used for Level 3 non-recurring fair value measurement at both December 31, 2025 and December 31, 2024 was external pricing sources. The unobservable inputs included a range of $24.0-$104.3 and weighted average of $85.7 at December 31, 2025 and a range of $74.1 - $100.4 and weighted average of $82.3 at December 31, 2024.

FREDDIE MAC | 2025 Form 10-K	193

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
Table 16.5 - Fair Value of Financial Instruments

		December 31, 2025
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,327	$5,327	$—	$—	$—	$5,327
Securities purchased under agreements to resell	Amortized cost	71,919	—	78,378	—	(6,459)	71,919
Investments securities:
Available-for-sale	FV - OCI	3,316	—	2,616	700	—	3,316
Trading	FV - NI	82,096	70,916	8,394	2,786	—	82,096
Total investments securities		85,412	70,916	11,010	3,486	—	85,412
Mortgage loans held-for-sale	Various(4)	1,014	—	139	939	—	1,078
Mortgage loans held-for-investment, net of allowance for credit losses	Various(5)	3,290,066	—	2,626,057	382,754	—	3,008,811
Other assets:
Guarantee assets	FV - NI	4,728	—	—	4,730	—	4,730
Derivative assets, net	FV - NI	1,466	5	5,261	74	(3,874)	1,466
Other assets(6)	Various(7)	2,607	—	445	2,442	—	2,887
Total other assets		8,801	5	5,706	7,246	(3,874)	9,083
Total financial assets		$3,462,539	$76,248	$2,721,290	$394,425	($10,333)	$3,181,630
Financial liabilities
Debt issued by consolidated trusts	Various(8)	$3,198,008	$—	$2,913,353	$434	$—	$2,913,787
Short-term debt	Amortized cost	37,718	—	37,727	—	—	37,727
Long-term debt	Various(9)	169,296	—	167,440	2,674	—	170,114
Securities sold under agreements to repurchase	Amortized cost	—	—	6,459	—	(6,459)	—
Other liabilities:
Guarantee obligations	Amortized cost	4,494	—	92	6,104	—	6,196
Derivative liabilities, net	FV - NI	781	—	4,708	52	(3,979)	781
Other liabilities(6)	FV - NI	—	—	184	78	—	262
Total other liabilities		5,275	—	4,984	6,234	(3,979)	7,239
Total financial liabilities		$3,410,297	$—	$3,129,963	$9,342	($10,438)	$3,128,867

FREDDIE MAC | 2025 Form 10-K	194

Financial Statements	Notes to Consolidated Financial Statements | Note 16

		December 31, 2024
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,534	$5,534	$—	$—	$—	$5,534
Securities purchased under agreements to resell	Amortized cost	100,118	—	108,338	—	(8,220)	100,118
Investments securities:
Available-for-sale	FV - OCI	3,899	—	3,316	583	—	3,899
Trading	FV - NI	51,872	42,289	6,556	3,027	—	51,872
Total investments securities		55,771	42,289	9,872	3,610	—	55,771
Mortgage loans held-for-sale	Various(4)	15,560	—	11,943	3,764	—	15,707
Mortgage loans held-for-investment, net of allowance for credit losses	Various(5)	3,172,329	—	2,469,708	286,371	—	2,756,079
Other assets:
Guarantee assets	FV - NI	5,126	—	—	5,128	—	5,128
Derivative assets, net	FV - NI	501	9	6,387	94	(5,989)	501
Other assets(6)	Various(7)	1,801	—	323	1,607	—	1,930
Total other assets		7,428	9	6,710	6,829	(5,989)	7,559
Total financial assets		$3,356,740	$47,832	$2,606,571	$300,574	($14,209)	$2,940,768
Financial liabilities
Debt issued by consolidated trusts	Various(8)	$3,122,941	$—	$2,699,412	$380	$—	$2,699,792
Short-term debt	Amortized cost	14,675	—	14,679	—	—	14,679
Long-term debt	Various(9)	167,333	—	164,388	3,283	—	167,671
Securities sold under agreements to repurchase	Amortized cost	—	—	8,220	—	(8,220)	—
Other liabilities:
Guarantee obligations	Amortized cost	5,072	—	98	6,362	—	6,460
Derivative liabilities, net	FV - NI	954	—	7,116	120	(6,282)	954
Other liabilities(6)	FV - NI	23	—	701	109	—	810
Total other liabilities		6,049	—	7,915	6,591	(6,282)	8,224
Total financial liabilities		$3,310,998	$—	$2,894,614	$10,254	($14,502)	$2,890,366
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at lower-of-cost-or-fair-value and FV - NI were $1.0 billion and $0.0 billion as of December 31, 2025, respectively, and, $4.2 billion and $11.4 billion as of December 31, 2024, respectively.
(5)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $7.0 billion as of December 31, 2025, respectively, and $3.2 trillion and $2.4 billion as of December 31, 2024, respectively.
(6)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(7)The GAAP carrying amounts measured at amortized cost and FV - NI were $2.4 billion and $0.2 billion as of December 31, 2025, respectively, and $1.6 billion and $0.2 billion as of December 31, 2024, respectively.
(8)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $5.8 billion as of December 31, 2025, respectively, and $3.1 trillion and $2.0 billion as of December 31, 2024, respectively.
(9)The GAAP carrying amounts measured at amortized cost and FV - NI were $0.2 trillion and $0.2 billion as of December 31, 2025, respectively, and $0.2 trillion and $0.3 billion as of December 31, 2024, respectively.
Fair Value Option

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

FREDDIE MAC | 2025 Form 10-K	195

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
We also elected the fair value option on long-term debt that contains embedded derivatives, including certain STACR and SCR debt notes, and certain debt issued by consolidated trusts. Fair value changes are recorded in investment gains, net, on our consolidated statements of income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 16.6 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	December 31, 2025			December 31, 2024
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$—	$—	$—	$11,394	$11,470	($76)
Mortgage loans held-for-investment	7,005	7,148	(143)	2,413	2,710	(297)
Long-term debt	51	48	3	152	150	2
Debt issued by consolidated trusts	5,387	5,445	(58)	1,689	1,817	(128)
Other assets (other liabilities)	—	N/A	N/A	1	N/A	N/A
(1)    Excludes interest-only securities related to debt issued by consolidated trusts and long-term debt with a fair value of $0.6 billion and $0.5 billion as of December 31, 2025 and December 31, 2024, respectively.
The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our consolidated statements of income.
Table 16.7 - Changes in Fair Value under the Fair Value Option Election

	December 31, 2025	December 31, 2024	December 31, 2023
(In millions)	Gains (losses)
Mortgage loans held-for-sale	$238	($189)	($59)
Mortgage loans held-for-investment	48	(39)	(29)
Long-term debt	53	14	30
Debt issued by consolidated trusts	(63)	51	(6)
Other assets/other liabilities	128	516	207
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

FREDDIE MAC | 2025 Form 10-K	196

Financial Statements	Notes to Consolidated Financial Statements | Note 17
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
In August 2018, the District Court denied the plaintiff's motion for class certification. On April 6, 2023, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's September 17, 2020 ruling, which had granted the plaintiff's request for summary judgment and entered final judgment in favor of Freddie Mac and other defendants, and remanded the case to the District Court for further proceedings. On August 29, 2025, the District Court granted defendants' motions for summary judgment and final judgment was entered for all defendants. The plaintiff has appealed the District Court's decision to the U.S. Court of Appeals for the Sixth Circuit.
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

FREDDIE MAC | 2025 Form 10-K	197

Financial Statements	Notes to Consolidated Financial Statements | Note 17
Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.
Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 2023, we recorded a $313 million accrual for the adverse judgment. On March 20, 2024, the District Court entered final judgment. On April 17, 2024, the defendants filed a renewed motion for judgment as a matter of law, notwithstanding the jury verdict, which was denied on March 14, 2025. The defendants filed a notice of appeal to the U.S. Court of Appeals for the D.C. Circuit on April 11, 2025. On April 25, 2025, the individual plaintiffs and the class plaintiffs filed their own appeals to the U.S. Court of Appeals for the D.C. Circuit.

FREDDIE MAC | 2025 Form 10-K	198

Financial Statements	Notes to Consolidated Financial Statements | Note 18
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
FHFA established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae in December 2020. Our current capital levels are below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the date of termination of our conservatorship or any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF's advanced approaches requirements, the compliance date is January 1, 2028 or any later compliance date specified by FHFA.
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
■ The stability capital buffer is tailored to the risk that our default or other financial distress could pose to the liquidity, efficiency, competitiveness, or resiliency of national housing finance markets. The stability capital buffer is based on our share of residential mortgage debt outstanding. As of December 31, 2025, our stability capital buffer was 0.78% of ATA.
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

FREDDIE MAC | 2025 Form 10-K	199

Financial Statements	Notes to Consolidated Financial Statements | Note 18
Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 18.1 - ERCF Available Capital and Capital Requirements

(In billions)			December 31, 2025		December 31, 2024
Adjusted total assets			$3,905		$3,817
Risk-weighted assets (standardized approach)			1,231		1,118

	December 31, 2025
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$6	$99	$99	0.5%	8.0%	8.0%
CET1 capital	(22)	55	114	(1.8)	4.5	9.3
Tier 1 capital	(7)	74	133	(0.6)	6.0	10.8
Adjusted total capital	(7)	99	158	(0.6)	8.0	12.8
Leverage capital:
Core capital	(2)	98	98	(0.1)	2.5	2.5
Tier 1 capital	(7)	98	113	(0.2)	2.5	2.9

	December 31, 2024
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($6)	$89	$89	(0.5)%	8.0%	8.0%
CET1 capital	(32)	50	107	(2.9)	4.5	9.6
Tier 1 capital	(18)	67	124	(1.6)	6.0	11.1
Adjusted total capital	(18)	89	146	(1.6)	8.0	13.1
Leverage capital:
Core capital	(13)	95	95	(0.3)	2.5	2.5
Tier 1 capital	(18)	95	109	(0.5)	2.5	2.9
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

FREDDIE MAC | 2025 Form 10-K	200

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by a company's internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2025 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP's report appears in Financial Statements — Report of Independent Registered Public Accounting Firm.
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

FREDDIE MAC | 2025 Form 10-K	201

Controls and Procedures
Management, including the company's CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. As a result of management's evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Management's Report on Internal Control Over Financial Reporting, we have one material weakness in internal control over financial reporting as of December 31, 2025 that we have not remediated.
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
Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our consolidated financial statements for the year ended December 31, 2025 have been prepared in conformity with GAAP.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2025
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREDDIE MAC | 2025 Form 10-K	202

Other Information
Other Information
OTHER INFORMATION
Insider Trading Arrangements
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 4Q 2025. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FREDDIE MAC | 2025 Form 10-K	203

Directors, Corporate Governance, and Executive Officers	Directors

Directors, Corporate Governance, and Executive Officers
DIRECTORS
Election of Directors
As Conservator, FHFA determines the size and authority of our Board. FHFA has set the Board’s size to a minimum of 4 and a maximum of 13 directors. The Board must have a Chair who is not an employee of the company. The CEO and President are the only employees permitted to serve as Board members.
Since FHFA, as Conservator, has succeeded to the rights of all stockholders, it elects the directors each year by written consent in lieu of an annual meeting. As a result, we do not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders to elect directors during the conservatorship.
Before each election of directors, the Board identifies nominees for the Conservator's consideration. When a vacancy occurs, the Board may fill the position using authority granted by the Conservator, subject to the Conservator’s review.
The Conservator executed a written consent, effective February 3, 2026, electing each of the 10 directors listed below.

■	Mark H. Bloom	■	Michael T. Hutchins	■	William J. Pulte
■	Kathleen L. Casey	■	Clinton C. Jones, III	■	Kenny M. Smith
■	David S. Farbman	■	Ralph W. (Cody) Kittle, III
■	Aleem Gillani	■	Michael Parrott
See Directors, Corporate Governance, and Executive Officers - Directors - Director Biographical Information for information about each of our current directors. A director’s term ends on the earliest of the following events: the director retires or resigns, the effective date of the Conservator's next election of directors by written consent, or the date of the next annual meeting of stockholders.
Director Criteria, Qualifications, Experience, and Tenure
Our Board seeks candidates who have demonstrated success, respect, and integrity in their careers. The Board selects candidates based on their character, judgment, experience, and expertise, following the requirements in the Charter, the Guidelines, and the Corporate Governance Rule.
When identifying candidates, the Nominating and Governance Committee considers several factors, including the talents and skills already represented on the Board, the continued involvement of incumbent directors in relevant business and professional activities, the skills and experience needed on the Board, and the availability of other qualified individuals with desirable skills. Specifically, the Nominating and Governance Committee seeks candidates to complement the Board's collective knowledge in such areas as business, finance, accounting, risk management, technology (including cybersecurity), public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and other areas relevant to the company's safe and sound operation. The Nominating and Governance Committee also evaluates whether a candidate's other commitments, such as the number of other board memberships held, would allow sufficient time to devote to responsibilities as a director.
The Charter requires that the Board include at least one director from each of the homebuilding, mortgage lending, and real estate industries, and at least one director from an organization representing community or consumer interests or whose career has been committed to providing housing for low-income households.
The Board is composed of directors from a variety of backgrounds and experience. The Board values a balance of longer-serving directors with institutional knowledge and newer directors who bring fresh perspectives and ideas.
Director Biographical Information
The following summarizes each director's Board service, experience, qualifications, attributes, and skills that led to their selection as a director, and provides other biographical information, as of February 12, 2026.

FREDDIE MAC | 2025 Form 10-K	204

Directors, Corporate Governance, and Executive Officers	Directors

Mark H. Bloom

Age	Director Since	Freddie Mac Committees		Public Company Directorships
61	November 2019	•	Compensation and Management Development	•	None
		•	Risk
Mr. Bloom has held a variety of leadership positions at the intersection of finance, technology, and risk management. He brings technological expertise, including in generative AI, to drive efficiency and enhance the customer experience. Since 2022, he has served as the Global Chief Information Officer at Arthur J. Gallagher & Co., one of the largest insurance brokers in the world. Previously, Mr. Bloom was the Global Chief Technology Officer and a member of the Management Board of Aegon N.V., a multinational life insurance, pensions, and asset management company, from 2016-2021. He also held senior positions at Citigroup, Inc., including Managing Director, Head of Global Consumer Digital and Operations Technology, and at JP Morgan Chase & Company, including Senior Vice President, Chase Home Finance Technology. Earlier in his career, he held technology leadership roles at Lockheed Martin Corporation and General Electric Company.
Kathleen L. Casey

Age	Director Since	Freddie Mac Committees		Public Company Directorships
59	October 2019	•	Audit	•	Public Policy Holding Company, Inc.
		•	Nominating and Governance
Ms. Casey has an extensive background in financial regulatory policy and oversight. She brings high-level regulatory and financial oversight experience as well as a deep understanding of financial markets and governance, including key issues affecting transit and housing policy, economic and monetary policy, banking, and securities regulation. Since 2011, she has been a Partner at Patomak Global Partners, advising on financial markets policy, regulatory compliance, risk management, and corporate governance. In 2026, she joined the board of Public Policy Holding Company, Inc., a group of advisory firms specializing in strategic communications to government relations, where she serves as a member of the board of directors, Chair of the Nominating and Corporate Governance Committee, and a member of the Audit Committee. She has also served as a member of the Governing Board of the Center for Audit Quality since 2024, and a member of the board of Sepio Systems Inc., a cybersecurity firm focused on hardware access management since 2020. From 2014 to 2020, she served on the board of HSBC Holdings Plc, including its Group Audit Committee during her tenure. From 2006 to 2011, Ms. Casey served as a Commissioner of the SEC, representing the SEC in international regulatory forums including the G-20 Financial Stability Board and International Organization of Securities Commissions, where she held several leadership positions.
David S. Farbman

Age	Director Since	Freddie Mac Committees		Public Company Directorships
54	March 2025	•	Compensation and Management Development, Chair	•	None
		•	Executive
		•	Risk
Mr. Farbman is an executive with leadership experience in commercial real estate, online media, and healthcare. He has served as the founder and CEO of HealthRise Solutions, an end-to-end revenue cycle management and technology company, since October 2012. He also founded Outdoor Hub in 2006, which later became Carbon Media Group, a digital media company focused on the outdoors, where he served as CEO until 2012 and then Chairman of the Board through 2018, when the company was acquired. Mr. Farbman is also a principal at NAI Farbman, a Midwest-leading, full service commercial real estate firm, a role he has held since 1996. He is also a New York Times best-selling author. Mr. Farbman previously served as a board member of the Young Presidents' Organization, DMC/Harper Hospital's Board of Trustees, the Southeast Region Board of the YMCA, the Economic Development Corporation, and the Detroit Regional Chamber.
Aleem Gillani

Age	Director Since	Freddie Mac Committees		Public Company Directorships
63	January 2019	•	Audit	•	U.S. Bancorp
		•	Nominating and Governance
Mr. Gillani has extensive experience with sophisticated financial institutions. His blend of industry, financial, risk management, and executive leadership experience contributes to our Board's oversight of internal controls over financial reporting and risk

FREDDIE MAC | 2025 Form 10-K	205

Directors, Corporate Governance, and Executive Officers	Directors

management matters and helps guide Freddie Mac in its mission to support the liquidity and stability of the housing market. Mr. Gillani is the retired Corporate Executive Vice President and Chief Financial Officer of SunTrust Banks, Inc., a financial services company, in which role he served from 2011 to 2018. Since 2024, he has served as a member of the board and Audit and Risk Management Committees of U.S. Bancorp. He also serves on the board of directors at S&P Global Ratings. He previously held roles at SunTrust as Corporate Treasurer from 2010 to 2011 and Chief Market Risk Officer from 2007 to 2010. Prior to SunTrust, he held senior leadership positions at PNC Financial Services Group, Inc. and FleetBoston Financial. Mr. Gillani was the founding chair of the Market Risk Council for the Risk Management Association and served on its board for many years.
Michael T. Hutchins

Age	Director Since	Freddie Mac Committees		Public Company Directorships
70	March 2025	•	None	•	None
Mr. Hutchins has served as our President since December 2020 after serving as our Interim President beginning in November 2020. He has also served as a member of our Board since March 2025. Previously, Mr. Hutchins served as Interim CEO from March 2025 to December 2025, and as Interim CEO and a member of our Board from March 2024 to September 2024. In his role as President, he oversees the company's Single-Family, Multifamily, Investments and Capital Markets, EO&T, Finance, Human Resources, and Legal Divisions. He previously served as EVP - Investments and Capital Markets from January 2015 to November 2020 and as SVP - Investments and Capital Markets from July 2013 to January 2015. From 2007 to 2013, prior to joining Freddie Mac, Mr. Hutchins was Co-Founder and CEO of PrinceRidge, a financial services firm. Prior to founding PrinceRidge, he held a variety of senior management positions, including the Global Head of the Fixed Income Rates & Currencies Group, at UBS Group AG from 1996 to 2007. Prior to UBS, Mr. Hutchins worked at Salomon Brothers, Inc. from 1986 to 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
Clinton C. Jones, III

Age	Director Since	Freddie Mac Committees		Public Company Directorships
63	March 2025	•	Nominating and Governance	•	None
Mr. Jones has an extensive background in financial regulatory policy and oversight. Mr. Jones has served as General Counsel of FHFA since 2021 and as a member of the board of directors of Fannie Mae since March 2025. He previously served as Senior Advisor at FHFA from 2019 to 2021 and held various senior legal roles at the U.S. House Committee on Financial Services over a 24-year period. He also held positions at Fannie Mae and HUD. Mr. Jones has been adjunct faculty at Howard University since 1990.
Ralph W. (Cody) Kittle, III

Age	Director Since	Freddie Mac Committees		Public Company Directorships
36	March 2025	•	Audit, Chair	•	None
		•	Executive
		•	Risk
Mr. Kittle is the founder and CEO of RenWave Kore, a Greenwich-based investment management firm with $1.3B in assets under management launched in January 2024. He previously served at Elliott Management as a portfolio manager from August 2014 to December 2023, managing private and public investments. He was also an elected official in Greenwich, Connecticut, where he served as a member of the Greenwich Board of Education from November 2021 to November 2025.
Michael Parrott

Age	Director Since	Freddie Mac Committees		Public Company Directorships
39	March 2025	•	Audit	•	None
		•	Compensation and Management Development
		•	Executive
		•	Risk, Chair
Mr. Parrott is an experienced executive and advisor with over 15 years of leadership in enterprise performance management, digital transformation, and large-scale operational change. He is the founder and CEO of 480th Consulting, a firm he established in 2022 to help corporations accelerate strategic initiatives through digital innovation, advanced analytics, and execution discipline. Previously, Mr. Parrott served as an Associate Partner at McKinsey & Company, from March 2017 to

FREDDIE MAC | 2025 Form 10-K	206

Directors, Corporate Governance, and Executive Officers	Directors

October 2022, where he advised Fortune 500 companies and global institutions on operational excellence, transformation governance, and digital strategy. Before McKinsey, he held a global leadership role at Anheuser-Busch InBev, responsible for performance management across technology, shared services, and the information technology organization. He brings deep experience in strategic oversight, digital enablement, and value creation for complex enterprises.
William J. Pulte

Age	Director Since	Freddie Mac Committees		Public Company Directorships
37	March 2025	•	Executive, Chair	•	None
		•	Nominating and Governance, Chair
Mr. Pulte became the 5th Director of the U.S. Federal Housing in March 2025, following his nomination by President Donald J. Trump and bipartisan confirmation by the U.S. Senate. In this role, Mr. Pulte oversees Fannie Mae, Freddie Mac, and the Federal Home Loan Banks. He has also served as chairman of the board of directors of Fannie Mae since March 2025. Prior to his appointment, he founded in April 2011 Pulte Capital Partners LLC, an investment firm focused on building products and construction companies. Additionally, from September 2016 to May 2020, Mr. Pulte served on the board of PulteGroup, Inc. (formerly Pulte Homes, Inc.), one of the largest homebuilders in the country. Mr. Pulte is known for his philanthropic work, including co-founding Detroit's Blight Authority and supporting various charitable causes through Twitter philanthropy.
Kenny M. Smith

Age	Director Since	Freddie Mac Committees		Public Company Directorships
64	December 2025	•	Executive	•	None
Mr. Smith has served as our CEO and a member of our Board since December 17, 2025. In his role as CEO, he oversees the company's Enterprise Risk Division. Mr. Smith is an experienced executive and advisor with over 40 years of leadership in providing strategic, operational, risk management and governance counsel to a diverse array of financial services institutions. Mr. Smith is a retired senior principal of Deloitte Consulting LLP where he served since October 1993, including as Vice Chairman, U.S. Financial Services Industry Leader from January 2015 to May 2020. While at Deloitte, he also served as Global Lead Client Service Partner for Wells Fargo & Company from May 2008 to June 2019, and as a senior industry advisory partner for numerous clients. Mr. Smith has extensive Board experience including serving on the Deloitte Board Council, the Deloitte Nominating Committee, the National Council of Real Estate Fiduciaries Board and several community, private club, and charitable organizations.
CORPORATE GOVERNANCE
Our Corporate Governance Practices
We are committed to best practices in corporate governance. Our Board has adopted the Guidelines, which reflect our long-standing practices, policies, and procedures. The Guidelines are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf. The Board reviews the Guidelines annually and evaluates them in light of regulatory and legislative developments and evolving best practices.
The Guidelines are designed to provide for effective collaboration between management and the Board. Specific corporate governance practices include:
■ An independent Vice Chair, who presides over executive sessions of independent directors, as well as Board meetings when the Chair is absent.
■ A majority of our directors are independent.
■ The Audit, CMD, and Risk Committees are composed entirely of independent directors.
■ Directors are elected annually.
■ Each committee operates under a written charter approved by the Board. Committee charters are available at www.freddiemac.com/governance/board-committees.html.
■ New directors receive a comprehensive orientation about the company and their assigned committees.
■ All directors have access to, and are encouraged to participate in, third-party continuing education.
■ Management provides the Board and its committees with detailed technical briefings on substantive issues affecting the company.

FREDDIE MAC | 2025 Form 10-K	207

Directors, Corporate Governance, and Executive Officers	Corporate Governance

■ The CMD Committee reviews management talent and succession planning at least annually.
Director Independence and Relevant Considerations
The Nominating and Governance Committee assessed each Board member's independence and provided recommendations to the Board, which applies independence standards from Sections 4 and 5 of the Guidelines and NYSE Listed company Manual Section 303A.02. While we are no longer NYSE-listed, certain NYSE requirements continue to apply to us pursuant to the Corporate Governance Rule. However, FHFA granted a regulatory waiver exempting us from the Corporate Governance Rule insofar as it requires compliance with certain NYSE requirements, including those with respect to the independence of the Chair of the Board and committee chairs and members.
Based on the Nominating and Governance Committee's recommendation, the Board determined that all current non-employee Board members, other than Messrs. Jones and Pulte, are independent. Mr. Jones is not considered to be independent due to his positions as General Counsel of FHFA and a member of Fannie Mae's board of directors. Mr. Pulte is not considered to be independent due to his positions as Director of FHFA and Chairman of Fannie Mae's board of directors. In addition, Mr. Smith is not considered to be independent due to his position as our CEO, and Mr. Hutchins is not considered to be independent due to his position as our President.
Our Board determined that all members of our Audit, CMD, and Risk Committees and half of the members of our Nominating and Governance Committee are independent within the meaning of Sections 4 and 5 of the Guidelines. Our Board also determined that: (1) all members of our Audit Committee are independent within the meaning of Exchange Act Rule 10A-3; and (2) all members of our CMD Committee are independent within the meaning of Exchange Act Rule 10C-1.
In determining the independence of each director, the Board reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair the director's judgment as a member of the Board or create the perception or appearance of such an impairment:
■    Employment Affiliations with Business Partners. Mr. Herbert is employed by an organization that engages or has engaged in business with Freddie Mac resulting in payments between Freddie Mac and such organization. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of such organization's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of our specific relationship with this organization, our Board concluded that this business relationship did not constitute a material relationship between Mr. Herbert and Freddie Mac that would impair his independence as our director.
Immediate family members of Messrs. Chavers, Grier, Hamara, Hayden, and Parrott and Ms. Huebscher are employed by companies that engage or have engaged in business with Freddie Mac resulting in payments between Freddie Mac and such companies. After considering the nature and extent of the specific relationships between the companies and the immediate family members, and between the companies and Freddie Mac, our Board concluded that these business relationships of Mr. Parrott does not, and of Messrs. Chavers, Grier, Hamara, and Hayden and Ms. Huebscher did not constitute material relationships that would impair their independence as our directors.
■    Employment Affiliations with Competitors. An immediate family member of Ms. Huebscher is employed by a company that is a competitor of Freddie Mac. After considering the nature and extent of the specific relationship between the competitor and the immediate family member and between the competitor and Freddie Mac, our Board concluded that this business relationship did not constitute a material relationship that would impair Ms. Huebscher's independence as our director.
■    Affiliation with a Charity that Receives Contributions from Freddie Mac. Mr. Herbert is affiliated with an organization that receives charitable contributions from Freddie Mac. Under the Guidelines, no specific independence determination is required nor is disclosure required with respect to these payments because they do not exceed the greater of $1 million or 2% of such organization's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of our specific relationship with this organization, our Board concluded that this relationship did not constitute a material relationship between Mr. Herbert and Freddie Mac that would impair his independence as our director.
■    Board Memberships with Business Partners. Messrs. Chavers, Drummond, Gillani, Herbert, and Merrill serve as directors of other organizations that engage in business with Freddie Mac resulting in payments between Freddie Mac and such organizations. After considering the nature and extent of the specific relationship between each of those organizations and Freddie Mac, and the fact that these Board members are directors of these other organizations rather than employees, our Board concluded that these business relationships did not constitute material relationships that would impair their independence as our directors.
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

FREDDIE MAC | 2025 Form 10-K	208

Directors, Corporate Governance, and Executive Officers	Corporate Governance

matters considered by the Board or any of the committees of which they are or were members and that directly relate to the Company in which they have such stock ownership. In situations where matters are frequently presented to the Board regarding these companies, we have established formal recusal arrangements. The Audit Committee Chair, in consultation with the Chair of the Board (or the Chair of the Board alone in a situation involving the Audit Committee Chair), addresses any questions regarding whether recusal from a particular discussion or action is appropriate.
■    In evaluating the independence of Messrs. Bloom, Gillani, Grier, and Hayden in light of their stock ownership in Freddie Mac business partners, our Board considered the nature and extent of Freddie Mac's business relationships with such business partners and any potential impact that their respective stock ownership may have on their independent judgment as our directors, taking into account the relevant recusal mechanisms. Our Board concluded that these mechanisms addressed any actual or potential conflicts of interest with respect to the stock ownership. Accordingly, our Board concluded that the stock ownership in Freddie Mac business partners by Mr. Bloom does not, and by Messrs. Gillani, Grier, and Hayden did not, constitute material relationships that would impair their independence as our directors.
Board and Board Committee Information
Authority of the Board and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator and owe their fiduciary duties of care and loyalty to the Conservator. Although the Conservator has provided authority for the Board and its committees to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders, and directives, and our Bylaws and committee charters, the Conservator has reserved certain powers of approval for itself. The Conservator provided instructions to the Board in 2008, 2012, and 2017 for Freddie Mac to consult with and obtain the Conservator's decision before taking certain actions.
The Conservator's instructions as currently revised require that we obtain the Conservator's decision before taking action on any matters that require the consent of or consultation with Treasury under the Purchase Agreement. See Note 2 for a list of matters that require the approval of Treasury under the Purchase Agreement.
The Conservator's revised instructions also require us to obtain the Conservator's decision before taking action in the areas identified in the table below. For some matters, the Conservator's revised instructions specify that our Board must review and approve the matter before we request the Conservator's decision, and for other matters the Board is expected to determine the appropriate level of the Board's engagement.

FREDDIE MAC | 2025 Form 10-K	209

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Matters Requiring Prior Board Review and Approval	Other Matters
•Redemptions or repurchases of our subordinated debt, except as may be necessary to comply with Section 5.7 of the Purchase Agreement;
•Creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine, ongoing transactions with U.S. FinTech or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business;
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

FREDDIE MAC | 2025 Form 10-K	210

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board Committees

The Board has five standing committees: Audit, CMD, Executive, Nominating and Governance, and Risk. All standing committees other than the Executive Committee meet regularly. The Audit, CMD, and Risk Committees are chaired by, and consist entirely of, independent directors. The committees perform essential functions on behalf of the Board. The committee chairs review and approve agendas for all meetings of their respective committees. Charters for the standing committees describe each committee's responsibilities and have been adopted by the Board and approved by the Conservator. These charters are available on our website at www.freddiemac.com/governance/board-committees.html.
The membership of each committee as of February 12, 2026, except as otherwise noted below, and the number of meetings held by each committee in 2025, are set forth below, followed by descriptions of each committee's primary responsibilities.

Committee	Committee Meetings in 2025	Chair	Members

Audit Committee	8	Ralph W. (Cody) Kittle, III(2)	•	Kathleen L. Casey(3)
			•	Aleem Gillani(4)
			•	Michael Parrott(5)

Compensation and Management Development Committee(1)	6	David S. Farbman(6)	•	Mark H. Bloom(7)
			•	Michael Parrott(5)

Executive Committee	0	William J. Pulte(8)	•	David S. Farbman(6)
			•	Ralph W. (Cody) Kittle, III(2)
			•	Michael Parrott(5)
			•	Kenny M. Smith(9)

Nominating and Governance Committee	4	William J. Pulte(8)	•	Kathleen L. Casey(3)
			•	Aleem Gillani(4)
			•	Clinton C. Jones, III(10)

Risk Committee	4	Michael Parrott(5)	•	Mark H. Bloom(7)
			•	David S. Farbman(6)
			•	Ralph W. (Cody) Kittle, III(2)

(1)The CMD Committee was formerly named the Compensation and Human Capital Committee. All references in this 10-K to the CMD Committee include the Compensation and Human Capital Committee where appropriate.
(2)Mr. Kittle was elected to the Board effective March 17, 2025, and appointed as a member of the Audit Committee effective March 24, 2025, as Chair of the Audit Committee and a member of the Executive Committee effective May 1, 2025, and as a member of the Risk Committee effective May 29, 2025.
(3)Ms. Casey served as a member of the Mission and Housing Sustainability Committee until it was dissolved by the Conservator effective March 19, 2025. Ms. Casey also stepped down as Chair of the Nominating and Governance Committee and as a member of the Executive Committee effective April 9, 2025.
(4)Mr. Gillani stepped down as Chair of the Audit Committee and a member of the Executive Committee, and was appointed as a member of the Audit Committee, effective May 1, 2025.
(5)Mr. Parrott was elected to the Board effective March 28, 2025, and was appointed as a member of the CMD Committee effective April 9, 2025, as Chair of the Risk Committee and a member of the Executive Committee effective October 16, 2025, and as a member of the Audit Committee effective November 18, 2025.
(6)Mr. Farbman was elected to the Board effective March 19, 2025, and was appointed as Chair of the CMD Committee, Vice Chair of the Board, and a member of the Executive and Risk Committees effective April 9, 2025.
(7)Mr. Bloom served as Chair of the Operations and Technology Committee until it was dissolved by the Conservator effective March 19, 2025. In addition, Mr. Bloom was removed as a member of the Executive Committee effective March 19, 2025.
(8)Mr. Pulte was elected to the Board and appointed as Chair of the Board and Chair of the Executive Committee effective March 17, 2025. Mr. Pulte was also appointed as Chair of the Nominating and Governance Committee effective April 9, 2025.
(9)Mr. Smith has served as a member of the Executive Committee since he was appointed as our CEO effective December 17, 2025. Prior to that, Mr. Hutchins served as a member of the Executive Committee during his tenure as our Interim CEO from March 20, 2025, to December 16, 2025.
(10)Mr. Jones was elected to the Board effective March 17, 2025, and was appointed as a member of the Nominating and Governance Committee effective April 9, 2025.

FREDDIE MAC | 2025 Form 10-K	211

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Audit Committee
The Audit Committee provides oversight of the company's accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company's financial statements. Among other responsibilities, the Audit Committee: (1) appoints the independent auditor and evaluates its independence and performance; (2) reviews the audit plans for and results of the independent audit and internal audits; and (3) reviews compliance with legal and regulatory requirements. The Audit Committee's activities during 2025 with respect to the oversight of the independent auditor are described in more detail in Principal Accounting Fees and Services - Approval of Independent Auditor Services and Fees.
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
The Audit Committee satisfies the definition of "audit committee" in Exchange Act Section 3(a)(58)(A) and the requirements of Exchange Act Rule 10A-3. While we are no longer NYSE-listed, certain NYSE requirements continue to apply to us pursuant to the Corporate Governance Rule. However, FHFA granted a regulatory waiver exempting us from the Corporate Governance Rule insofar as it requires compliance with certain NYSE requirements, including those with respect to audit committee member independence and financial literacy. The Board has determined that all members of our Audit Committee are independent and that Mr. Kittle, a member of the Audit Committee since March 2025, meets the definition of an "audit committee financial expert" under SEC regulations.
Compensation and Management Development Committee
The CMD Committee (formerly the Compensation and Human Capital Committee), oversees the company's compensation and benefits policies and programs, as well as other human capital matters, including: (1) an annual review of talent development programs and initiatives, including succession planning; and (2) the design and execution of initiatives to strengthen our culture and employee engagement. The company's processes for consideration and determination of executive compensation, and the role of the CMD Committee in those processes, are further described in Executive Compensation - CD&A. The CMD Committee Report is included in Executive Compensation - CD&A - Compensation and Management Development Committee Report.
Although the CMD Committee plays a role in considering and recommending executive compensation, FHFA is actively involved in determining such compensation in its role as our Conservator and as our regulator. The CMD Committee's authority and flexibility is, therefore, subject to certain limitations as discussed in Executive Compensation - CD&A – Other Executive Compensation Considerations - Legal, Regulatory, and Conservator Restrictions on Executive Compensation.
For a discussion of the CMD Committee's conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see Executive Compensation - Compensation and Risk.
For a discussion of the CMD Committee's role with respect to human capital generally, see Introduction - Our Business - Primary Business Strategies - Human Capital Management.
The CMD Committee consists entirely of independent directors. None of the members of the CMD Committee during 2025 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
Executive Committee
The Executive Committee consists of the Chair of the Board, the chair of each other standing committee, and our CEO. It consists of a majority of independent directors and is authorized to exercise the corporate powers of the Board between Board meetings, except for those powers reserved to the Board by our Charter and Bylaws or otherwise.
Nominating and Governance Committee
The Nominating and Governance Committee oversees the company's corporate governance, including reviewing the company's Bylaws and the Guidelines. The Nominating and Governance Committee also, among other responsibilities: (1) assists the Board and its committees in conducting annual self-evaluations and identifying qualified individuals to become directors; (2) reviews Board member independence and qualifications and recommends membership of the committees of the Board; and (3) reviews potential conflicts of interest for members of senior management as well as certain related person transactions. The Board has determined that all members of the Nominating and Governance Committee are independent except Messrs. Jones and Pulte.

FREDDIE MAC | 2025 Form 10-K	212

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Risk Committee
The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company's risk management framework, including credit risk, market risk, liquidity risk, operational risk, compliance risk, and strategic risk. The Risk Committee reviews and recommends the company's enterprise risk policy and Board-level risk appetite statements, metrics, and limits to the Board for approval, oversees management’s adherence to Board risk limits and approves any exceptions thereto with notice to the Board, and, among other responsibilities, reviews significant: (1) enterprise risk exposures; (2) risk management strategies; (3) results of risk management reviews and assessments; and (4) emerging risks. The Risk Committee also approves all decisions regarding the appointment or removal of the CRO, who reports independently to the Risk Committee, and reviews capabilities and adequacy of resources allocated to the Enterprise Risk Division.
Board Leadership Structure
The leadership structure established by the Conservator requires that the positions of CEO and Chair of the Board be held by different individuals. In addition, FHFA's Corporate Governance Rule requires that the position of Chair of the Board be filled by an independent director as defined under the rules of the NYSE. However, FHFA waived the Corporate Governance Rule's requirement that the position of Chair of the Board be filled by an independent director, determining that achievement of the purposes of the GSE Act will not be adversely affected if Freddie Mac is relieved of the obligation to adhere to such requirement.
Communications with Directors
Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Board or its members may do so by U.S. mail, addressed to the Corporate Secretary, Freddie Mac, 8200 Jones Branch Drive, McLean, VA 22102-3110 or by email at boardofdirectors@freddiemac.com. Communications may be directed to the Chair or Vice Chair of the Board, to any other director or directors, or to groups of directors, such as the independent or non-employee directors.
Codes of Conduct
We have separate codes of conduct for our employees and Board members. The employee code of conduct serves as the code of ethics for senior executives and financial officers. Each year, all employees, including senior executives and financial officers, must acknowledge that they have read, understand, and will comply with the employee code of conduct, including reporting suspected violations. Directors provide similar acknowledgments with respect to the board code of conduct upon joining the Board.
Both codes of conduct, along with any required disclosures of amendments or waivers, are available at www.freddiemac.com/governance/code-conduct.html.
Director Compensation
Non-employee Board members (other than Messrs. Jones and Pulte) receive quarterly cash retainers and are reimbursed for reasonable expenses related to Board and Board committee service. Messrs. Jones and Pulte are not eligible to receive compensation for their service on our Board or its committees due to their employment by FHFA.
Directors are compensated entirely in cash because the Purchase Agreement prohibits equity issuances without Treasury's prior written consent. See Executive Compensation - CD&A - Overview of Executive Compensation Management Program. Our director compensation program excludes performance-based pay, as incentive compensation is inconsistent with the Board's oversight role.
2025 Non-Employee Director Compensation Levels

Compensation levels for non-employee Board members (other than Messrs. Jones and Pulte) are shown in the table below and have not changed since the beginning of conservatorship. Messrs. Jones and Pulte are not eligible to receive compensation for their service on our Board or its committees due to their employment by FHFA.

FREDDIE MAC | 2025 Form 10-K	213

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Table 59 - Board Compensation Levels

Board Service(1)	Cash Compensation
Annual Retainer for Non-Executive Chair	$290,000
Annual Retainer for Non-Employee Directors (other than the Non-Executive Chair)	160,000
Committee Service(1)	Cash Compensation
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Other Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000
(1)Messrs. Jones and Pulte are not eligible to receive compensation for their service on our Board or its committees due to their employment by FHFA.

2025 Director Compensation

The following table summarizes the 2025 compensation earned by all persons who served as a non-employee director during 2025. As noted above, Messrs. Jones and Pulte are not eligible to receive compensation for their service on our Board or its committees due to their employment by FHFA.

FREDDIE MAC | 2025 Form 10-K	214

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Table 60 - Director Compensation

Non-Employee Directors	Fees Earned or Paid in Cash(1)	Total
Current Directors
Mark H. Bloom(2)	$162,139	$162,139
Kathleen L. Casey(3)	172,720	172,720
David S. Farbman(4)	133,058	133,058
Aleem Gillani(5)	174,986	174,986
Ralph W. (Cody) Kittle, III(6)	144,403	144,403
Michael Parrott(7)	125,990	125,990
Former Directors
Kevin G. Chavers(8)	37,500	37,500
Lance F. Drummond(9)	60,417	60,417
Mark B. Grier(10)	5,778	5,778
Brandon S. Hamara(11)	99,757	99,757
Luke S. Hayden(12)	33,333	33,333
Christopher E. Herbert(13)	36,361	36,361
Grace A. Huebscher(14)	39,861	39,861
Allan P. Merrill(15)	35,417	35,417
Jane E. Prokop(16)	32,889	32,889
Roy Swan(17)	35,417	35,417
(1)We do not have pension or retirement plans for our non-employee directors, and all compensation is paid in cash with no other compensation paid. Therefore, we have omitted the "Stock Awards", "Option Awards", "Change in Pension Value and Non-qualified Deferred Compensation Earnings" and "All Other Compensation" columns.
(2)Mr. Bloom served as Chair of the Operations and Technology Committee until it was dissolved by the Conservator effective March 19, 2025.
(3)Ms. Casey stepped down as Chair of the Nominating and Governance Committee effective April 9, 2025.
(4)Mr. Farbman was elected to the Board effective March 19, 2025, and appointed as Chair of the CMD Committee effective April 9, 2025.
(5)Mr. Gillani stepped down as Chair of the Audit Committee effective May 1, 2025. He continues to serve as a member of the Audit Committee.
(6)Mr. Kittle was elected to the Board effective March 17, 2025, and was appointed as a member of the Audit Committee effective March 24, 2025, and Chair of the Audit Committee effective May 1, 2025.
(7)Mr. Parrott was elected to the Board effective March 28, 2025, and was appointed as Chair of the Risk Committee effective October 16, 2025, and a member of the Audit Committee effective November 18, 2025.
(8)Mr. Chavers served as a member of the Board, Chair of the CMD Committee, and a member of the Audit Committee until he was removed from the Board by the Conservator effective March 17, 2025.
(9)Mr. Drummond served as a member and Chair of the Board and the Executive Committee until he was removed from the Board by the Conservator effective March 17, 2025.
(10)Mr. Grier left the Board effective January 14, 2025, when he reached the age limit set forth by the Guidelines.
(11)Mr. Hamara was elected to the Board effective March 17, 2025, and was appointed as Chair of the Risk Committee effective April 9, 2025, and a member of the Audit Committee effective May 29, 2025. Mr. Hamara resigned from the Board, as Chair of the Risk Committee, and as a member of the Audit Committee effective October 6, 2025.
(12)Mr. Hayden served as a member of the Board until he was removed from the Board by the Conservator effective March 17, 2025.
(13)Mr. Herbert resigned from the Board and resigned as Chair of the Mission and Housing Sustainability Committee effective March 19, 2025.
(14)Ms. Huebscher resigned from the Board and resigned as Chair of the Risk Committee effective March 24, 2025.
(15)Mr. Merrill served as a member of the Board and the Audit Committee until he was removed from the Board by the Conservator effective March 17, 2025.
(16)Ms. Prokop was elected to the Board effective January 2, 2025, and was removed from the Board by the Conservator effective March 17, 2025.
(17)Mr. Swan served as a member of the Board and the Audit Committee until he was removed from the Board by the Conservator effective March 17, 2025.
Indemnification

We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Indemnification Agreements.

FREDDIE MAC | 2025 Form 10-K	215

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities file with the SEC initial reports of ownership and reports of changes in ownership of such securities. Based solely on our review of the copies of such forms and written representations received by us, we believe that such persons have complied with all Section 16(a) filing requirements with respect to the year ended December 31, 2025, except for one late Form 3 filed for Mr. Parrott on April 28, 2025, and one late Form 3 filed for Mr. Smith on January 2, 2026.

FREDDIE MAC | 2025 Form 10-K	216

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 12, 2026, our executive officers are as follows:
Kenny M. Smith

Age	Year of Affiliation	Position
64	2025	CEO
Mr. Smith has served as our CEO and a member of our Board since December 17, 2025. See Directors, Corporate Governance, and Executive Officers - Directors - Director Biographical Information for a biography of Mr. Smith.
Michael T. Hutchins

Age	Year of Affiliation	Position
70	2013	President
Mr. Hutchins has served as our President since December 2020 and as a member of our Board since March 2025. See Directors, Corporate Governance, and Executive Officers - Directors - Director Biographical Information for a biography of Mr. Hutchins.
James M. Whitlinger

Age	Year of Affiliation	Position
57	2014	EVP & CFO
Mr. Whitlinger has served as our EVP & CFO since January 2025, In this role, he oversees the Finance Division and is responsible for the company's financial controls, accounting, investor relations, financial planning and reporting, tax, capital oversight, and compliance with the Sarbanes-Oxley Act of 2002. Mr. Whitlinger oversees Corporate Services and Regulatory Affairs. Mr. Whitlinger was previously our SVP - Interim CFO, while also fulfilling responsibilities as our SVP - Single-Family CFO, from June 2024 to December 2024, and SVP - Single-Family CFO from September 2014 to December 2024. Prior to joining the company, he held a variety of leadership positions during his 22-year tenure at GMAC ResCap, Inc. and Residential Capital LLC, including EVP and CFO for Residential Capital LLC and its subsidiaries.
Matthew D. Abrusci

Age	Year of Affiliation	Position
58	2025	EVP - General Counsel & Corporate Secretary
Mr. Abrusci has served as our EVP - General Counsel & Corporate Secretary since September 2025. In this role, he oversees the Legal Division and is responsible for the company’s legal strategies, services, and resources and corporate governance matters. Mr. Abrusci has more than 30 years of financial services experience across banking and capital markets covering governance, regulatory and securities law matters. He joined Freddie Mac from Mitsubishi UFG Financial Group (MUFG Americas), where he served as General Counsel and oversaw legal services for the company’s North and South America operations from April 2023 to July 2025. Previously, he held senior positions at the Royal Bank of Canada from 2020 to 2023 and Credit Suisse Securities (USA) LLC from 2004 to 2020.
John C. Glessner

Age	Year of Affiliation	Position
53	2010	EVP - Investments and Capital Markets
Mr. Glessner has served as our EVP - Investments and Capital Markets since March 2024. In this role, he leads the Investments and Capital Markets Division and is responsible for managing our liquidity, financing, and derivative activities as well as our portfolio of single-family mortgage securities, loan investments, and credit risk transfer. Mr. Glessner was previously SVP - Investments and Capital Markets from April 2021 to February 2024, and SVP - Asset and Liability Management and Treasurer from March 2018 to April 2021. He also oversaw the Investments and Capital Markets Division's counterparty credit risk activities and secured lending to our investors and customers. He previously worked in the Securities Sales & Trading Group and on the Collateralized Mortgage Obligation and Cash Window desks, among other areas. Previously, he held various trading positions at the Friedman, Billings, Ramsey Group and GMAC ResCap, Inc.

FREDDIE MAC | 2025 Form 10-K	217

Directors, Corporate Governance, and Executive Officers	Executive Officers

Anil D. Hinduja

Age	Year of Affiliation	Position
62	2015	EVP - CRO
Mr. Hinduja has served as our EVP - CRO since July 2015. In this role, he leads the Enterprise Risk Division and is responsible for the company's enterprise-wide risk framework and providing overall direction and leadership for the risk function. He joined Freddie Mac from Barclays PLC, where he served in increasingly broader risk management roles beginning in 2009, including CRO for Barclays Africa Group Limited, Group Credit Director for Retail Credit Risk, and CRO for Barclays' retail bank in the U.K. Prior to joining Barclays, he spent 19 years at Citigroup in diverse roles with increasing responsibility across finance, operations, sales and distribution, business, and risk management in global consumer businesses. These included Director for Global Consumer Credit Risk, CRO for the North America Consumer Lending Group, and President and CEO of Citi Home Equity.
Sonu Mittal

Age	Year of Affiliation	Position
43	2023	EVP - Single-Family Acquisitions
Mr. Mittal has served as our EVP and Head of the Single-Family Acquisitions Division since February 2025. In this role, Mr. Mittal oversees seller engagement, credit, products, models, and affordable plans and housing goals, as well as the operations and technology that support these activities. Mr. Mittal was previously our SVP and Head of the Single-Family Acquisitions Division from March 2023 to January 2025. Prior to joining Freddie Mac, Mr. Mittal served as President of Home Mortgage, Executive Vice President of Home Mortgage, and Head of Retail Mortgage at Citizens Bank from March 2018 to March 2023. He served at Capital One from February 2009 to March 2018 as Production and Digital Transformation Head and National Direct to Consumer Sales Head. From 2000 to 2009, he held various home lending and sales management positions at Chevy Chase Bank.
Kevin B. Palmer

Age	Year of Affiliation	Position
49	2001	SVP - Multifamily
Mr. Palmer has served as our SVP and Head of the Multifamily Division since May 2022. In this role, he oversees all aspects of Multifamily Division’s efforts to provide stability, liquidity, and affordability throughout the rental housing market. This includes lender engagement, credit, capital markets, portfolio management, servicing and asset management, operations and technology. Previously, Mr. Palmer led Portfolio Management for our Single-Family Division, including supervision of the company’s book of business including servicing, pricing, and analytics, and oversight of our real estate-owned portfolio, in addition to leading Single-Family CRT.
Neil I. Sarnak

Age	Year of Affiliation	Position
68	2025	SVP - EO&T
Mr. Sarnak has served as our SVP - EO&T since May 2025. In this role he is responsible for corporate-wide leadership for the company’s technology and cybersecurity strategy. He also has oversight of the Corporate Technology Office and leads technology transformation and modernization efforts across the enterprise. Previously, Mr. Sarnak held executive roles at investment banking firms, including most recently, Managing Director - Head of Enterprise Data & Analytics at Credit Suisse from 2017 to 2020. Mr. Sarnak also held positions of Manager Director - Technical and Functional Architect at Morgan Stanley from 2008 to 2011, Managing Director - Global Chief Information Officer at UBS Investment Bank from 2005 to 2008 and Managing Director - Fixed Income Technology and Chief Technology Officer Investment Bank at Goldman Sachs from 1998 to 2005. He also has extensive consulting experience at Freddie Mac and other financial institutions since 2012, including leading major initiatives in enterprise architecture, risk management systems, data and cloud modernization, and electronic trading strategy.

FREDDIE MAC | 2025 Form 10-K	218

Directors, Corporate Governance, and Executive Officers	Executive Officers

Ravi Shankar

Age	Year of Affiliation	Position
62	2022	EVP - Single-Family Portfolio & Servicing
Mr. Shankar has served as our EVP - Head of the Single-Family Portfolio & Servicing Division since February 2025. In this role, Mr. Shankar oversees the Single-Family Portfolio & Servicing Division’s portfolio management and servicing, as well as the operations and technology that support these activities. He also plays a significant role in supporting our mission to provide affordable and equitable housing. Mr. Shankar was our SVP - Head of the Single-Family Portfolio & Servicing Division from November 2022 to January 2025. In addition, since November 2022, he has served as a member of the Board of Managers of U.S. Financial Technology, LLC. Prior to that, Mr. Shankar held senior advisor positions at Boston Consulting Group from August 2021 to October 2022 and United Wholesale Mortgage from 2020 to 2021. Prior to that, Mr. Shankar served as SVP of Portfolio Management for Freddie Mac’s Single-Family Division from 2013 to 2016, and deputy head of Freddie Mac’s Investments and Capital Markets Division from 2016 to 2019. He also spent seven years at JPMorgan Chase & Company in increasingly senior positions, including CFO, Head of Capital Markets, and Portfolio Manager at Chase Home Finance. Prior to that, he worked in various senior positions with Citigroup for 16 years.

FREDDIE MAC | 2025 Form 10-K	219

Executive Compensation	Compensation Discussion and Analysis
Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2025.

Named Executive Officers
Kenny M. Smith	CEO(1)
Michael T. Hutchins	President(2)
James M. Whitlinger	EVP & CFO
Anil D. Hinduja	EVP - CRO
John C. Glessner	EVP - Investments and Capital Markets
Sonu Mittal	EVP - Single Family Acquisitions(3)
Diana W. Reid	Former CEO(4)
(1)Mr. Smith became our CEO effective December 17, 2025.
(2)While continuing to serve as President, Mr. Hutchins also served as Interim CEO from March 20, 2025, to December 16, 2025.
(3)Mr. Mittal served as SVP - Single-Family Acquisitions through February 9, 2025. He has served as EVP - Single-Family Acquisitions since February 10, 2025.
(4)Ms. Reid was appointed CEO in September 2024 and departed from the company in March 2025.
For information on our primary business objectives and the progress we made during 2025 toward accomplishing those objectives, see Introduction - About Freddie Mac and Introduction - Our Business.
Overview of Executive Management Compensation Program
Compensation in 2025 for each NEO, other than Mr. Smith (our current CEO) and Ms. Reid (our former CEO), whose compensation is discussed below, was governed by the EMCP. The EMCP balances our need to attract and retain executive talent with promoting the conservatorship objectives included in FHFA's Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
FHFA has advised us that the design of the EMCP was intended to fulfill and balance three primary objectives:
■    Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, the EMCP is designed generally to provide for lower pay levels relative to large financial services firms that are not in conservatorship.
■ Attract and Retain Executive Talent. The EMCP is intended to attract and retain executive officers with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executive officers with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity, stability, and affordability to the housing market. We face competition for qualified executives from other companies. The CMD Committee regularly considers the level of our executive officers’ compensation and whether changes are needed to attract and retain executive officers. See Risk Factors for a discussion of the risks associated with executive retention and succession planning.
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

FREDDIE MAC | 2025 Form 10-K	220

Executive Compensation	Compensation Discussion and Analysis
CEO Compensation
Compensation in 2025 for Mr. Smith and Ms. Reid consisted of an annual Base Salary level of $600,000, in compliance with the Equity in Government Compensation Act of 2015. Due to statutory limitations on compensation for the CEO, they do not participate in the EMCP and, therefore, did not receive any compensation subject to either corporate or individual performance in 2025. In addition, Ms. Reid did not receive any compensation or benefits in connection with her departure from the company in March 2025. Mr. Smith and Ms. Reid were eligible to participate in all employee benefit plans offered to Freddie Mac's other senior executives under the terms of those plans. See Executive Compensation - 2025 Compensation Information For NEOs - Summary Compensation Table for additional information.
Although Mr. Hutchins served as Interim CEO from March 2025 to December 2025, he remained our President and was therefore eligible to participate in the EMCP, as described below.
Elements of Target TDC
Compensation under the EMCP in 2025 consisted of the following elements:

Base Salary		Deferred Salary
		■	The amount earned in each quarter, including interest, is paid (1) in the corresponding quarter in the first year following the performance year for Fixed Deferred Salary and (2) in the corresponding quarter in the second year following the performance year for At-Risk Deferred Salary
		Fixed Deferred Salary		At-Risk Deferred Salary
				■	To encourage achievement of conservatorship, corporate, and individual performance goals
				Conservatorship Scorecard and Assessment Criteria		Corporate Scorecard / Individual

■	Cannot exceed $600,000 without approval from FHFA, in consultation with Treasury	■	To encourage executive retention	■	Subject to adjustment based on Conservatorship Scorecard performance and the Assessment Criteria	■	Subject to adjustment based on performance against both the Corporate Scorecard and individual objectives
		■	Equal to total Deferred Salary less the At-Risk portion

As in past years, 30% of Target TDC is At-Risk Deferred Salary, half of which is subject to adjustment based on FHFA's assessment of the company's performance against goals established by FHFA. The other half is subject to adjustment based on a combination of the company's performance against goals established by the Board for the performance year and individual performance.
The objectives against which 2025 corporate performance was measured, together with the assessment of actual performance against those objectives and the Assessment Criteria used by FHFA, are described in Executive Compensation - CD&A - Determination of 2025 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Conservatorship Scorecard Performance and Executive Compensation - CD&A - Determination of 2025 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance. These performance measures were chosen because they reflected our 2025 goals during conservatorship.
See Executive Compensation - CD&A - Other Executive Compensation Considerations - Effect of Termination of Employment for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.
Determination of 2025 Target TDC for Eligible NEOs
Role of Compensation Consultant

As part of the annual process to evaluate each eligible NEO's 2025 Target TDC, the CMD Committee received guidance from Pay Governance LLC, or Pay Governance, its independent compensation consultant. In addition to the annual process to determine Target TDC, Pay Governance provides guidance to the CMD Committee throughout the year on other executive compensation matters.
Pay Governance has not provided the CMD Committee with any non-executive compensation services, nor has the firm provided any consulting or other services to our management. During 2025, the CMD Committee reviewed Pay Governance’s

FREDDIE MAC | 2025 Form 10-K	221

Executive Compensation	Compensation Discussion and Analysis
independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Pay Governance continues to be independent.
2025 Comparator Group Companies

The CMD Committee annually evaluates each eligible NEO's Target TDC in relation to the compensation of executive officers in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the necessary skills and capabilities. We refer to this group of companies as the Comparator Group. Finding comparable companies for purposes of benchmarking executive compensation is challenging due to our unique business, structure, and mission, and the large size of our book of business compared to other financial services firms. We believe the only directly comparable firm to us is Fannie Mae, but we use a broader group of companies to provide market benchmark data.
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
The Comparator Group used for benchmarking executive compensation consists of the following companies:
Primary Peer Group

■	American International Group, Inc.	■	Fannie Mae	■	Principal Financial Group
■	Ally Financial Inc.	■	Fifth Third Bancorp	■	Prudential Financial, Inc.
■	American Express Company	■	The Hartford Financial Services Group, Inc.	■	State Street Corporation
■	The Bank of New York Mellon Corporation	■	KeyCorp	■	Synchrony Financial
■	Capital One Financial Corporation(1)	■	MetLife, Inc.	■	Truist Financial Corporation
■	Chubb	■	Northern Trust Corporation	■	U.S. Bancorp
■	Citizens Financial Group, Inc.	■	PNC Financial Services Group, Inc.
(1) Capital One completed the acquisition of Discover Financial Services in 2025.
Secondary Peer Group

■	Bank of America Corporation	■	JPMorgan Chase & Co.
■	Citigroup Inc.	■	Wells Fargo & Company
The benchmarking approach for executive compensation includes the following:
■    For the roles of CFO and President, a 20% discount is applied to the compensation data reported by companies in the Comparator Group.
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
Establishing Target TDC

The CMD Committee developed its 2025 Target TDC recommendations for eligible NEOs after reviewing data from the Comparator Group using the aforementioned benchmarking approach. For Mr. Hutchins' role as President, the CMD Committee recommended a Target TDC aligned to the 75th percentile of the compensation data reported by companies in the Comparator Group. Based on the enterprise-level scope and impact of the President's role at Freddie Mac, the CMD Committee believes that the 75th percentile is a more appropriate benchmark for the top executive-level position at Freddie Mac and will help to ensure business continuity, operational excellence, and execution of the company's strategic objectives.
Mr. Hutchins did not receive additional compensation for his service as our Interim CEO in 2025. His base salary remained unchanged at $600,000. His Fixed Deferred Salary is $3,250,000 and his At-Risk Deferred Salary is $1,650,000 effective April 7, 2025. His Fixed Deferred Salary will be $4,300,000 and his At-Risk Deferred Salary will be $2,100,000 effective April 6, 2026.

FREDDIE MAC | 2025 Form 10-K	222

Executive Compensation	Compensation Discussion and Analysis
2025 Target TDC

The following table sets forth the components of 2025 Target TDC for each of our eligible NEOs:
Table 61 - 2025 Target TDC

	2025 Target TDC
Named Executive Officer(1)	Base Salary Rate	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Michael T. Hutchins(2)	$600,000	$2,970,192	$1,530,082	$5,100,274
James M. Whitlinger	600,000	1,080,000	720,000	2,400,000
Anil D. Hinduja	600,000	1,500,000	900,000	3,000,000
John C. Glessner	600,000	1,045,000	705,000	2,350,000
Sonu Mittal	600,000	1,045,000	705,000	2,350,000
(1)Mr. Smith and Ms. Reid did not participate in the EMCP in 2025 and therefore are not included in this table. For a discussion of their compensation, see Executive Compensation - CD&A - CEO Compensation.
(2)Although Mr. Hutchins served as Interim CEO from March 2025 to December 2025, he remained our President and was therefore eligible to participate in the EMCP. The amounts in the table reflect the prorated impact of the April 2025 increase to Mr. Hutchins' Target TDC from $4,000,000 to $5,500,000, consisting of a Deferred Salary increase of $1,500,000. Mr. Hutchins is expected to receive a Target TDC increase from $5,500,000 to $7,000,000 in April 2026.

2025 Executive Compensation Best Practices

What We Do		What We Don't Do
■	Clawback provisions with a significant portion of compensation subject to recapture and/or forfeiture	■	No agreements that guarantee a specific amount of compensation for a specified term of employment
■	Use of an independent compensation consultant by the CMD Committee	■	No golden parachute payments or other similar change-in-control provisions
■	Annual compensation risk review	■	No tax "gross-ups"
■	Evaluation of company performance against multiple measures, including non-financial measures	■	No hedging or pledging of company securities
■	No executive perquisites for executive officers other than a relocation program
Determination of 2025 At-Risk Deferred Salary
The CMD Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in approving the funding level for At-Risk Deferred Salary in 2025. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance and Assessment Criteria, and the CMD Committee determined, with FHFA's review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.

FREDDIE MAC | 2025 Form 10-K	223

Executive Compensation	Compensation Discussion and Analysis
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance

Half of each eligible NEO's 2025 At-Risk Deferred Salary, or 15% of Target TDC, was subject to adjustment based on FHFA's assessment of the company's performance against the goals in the 2025 Conservatorship Scorecard and the Assessment Criteria as defined and described below. FHFA independently assessed our performance against the 2025 Conservatorship Scorecard and the Assessment Criteria and determined that a 84% funding level was justified for the portion of the eligible NEO's At-Risk Deferred Salary.
In February 2025, FHFA issued a set of corporate performance objectives in the 2025 Conservatorship Scorecard with two overarching goals: (1) promote equitable access to affordable and sustainable housing and (2) operate the business in a safe and sound manner. Over the course of the year, FHFA communicated shifts in its expectations and priorities for our objectives, with input from management.
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
■    We cooperated and collaborated with FHFA in developing plans, policies, and activities that align with the Conservator’s priorities and guidance.
■    We delivered work products that are high quality, thorough, creative, effective, and timely, while considering their effects on homeowners, multifamily property owners, renters, the Enterprises, the industry, the secondary mortgage market, and other stakeholders.
■    We maintained compliance with all applicable laws and regulations.
At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance

The other half of each eligible NEO's At-Risk Deferred Salary, also equal to 15% of Target TDC, is first subject to adjustments based on the company's performance against the Corporate Scorecard goals and other relevant factors, as determined by the CMD Committee. The Corporate Scorecard goals drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Then, an adjustment may be applied based on the eligible NEO’s individual performance. Any adjustment for individual performance, however, cannot result in an amount in excess of the eligible NEO’s target for this portion of At-Risk Deferred Salary.
The CMD Committee considered management’s assessment of its performance against the goals and also discussed the company’s performance with the President and the CEO. As the Corporate Scorecard does not have assigned weightings for the various Corporate Scorecard goals, it was necessary for the CMD Committee to use its judgment in determining the overall level of performance. The company achieved or exceeded all of its Corporate and Conservatorship Scorecard goals, enhanced its commitment to its mission, and improved its control environment. As a first step in the process, the CMD Committee determined that the portion of NEO At-Risk Deferred Salary should reflect 100%, in light of its assessment of the company's performance against the Corporate Scorecard as well as other factors that it deemed relevant for consideration. Next, the CMD Committee assessed each eligible NEOs individual performance, described below under Assessment of 2025 Individual Performance.
The table below presents the 2025 Corporate Scorecard goals and the CMD Committee's discussion of our performance against those goals.

FREDDIE MAC | 2025 Form 10-K	224

Executive Compensation	Compensation Discussion and Analysis

Corporate Scorecard Goal	Performance
Deliver on our Affordable Housing Mission	We substantially completed or achieved all our 2025 Single-Family and Multifamily affordable housing goals and achieved or exceeded 2025 Single-Family and Multifamily Duty to serve goals
Identify, Assess, and Manage Risk	We achieved or exceeded all elements of this goal, including managing risk within established limits, timely remediation of significant issues, and design and meet milestones to reduce operational risk and achieve compliance
Build Financial Strength	We achieved or exceeded all elements of this goal, including those related to corporate expenses and income.

FREDDIE MAC | 2025 Form 10-K	225

Executive Compensation	Compensation Discussion and Analysis
Assessment of 2025 Individual Performance
Half of each eligible NEO’s 2025 At-Risk Deferred Salary was subject to adjustment based on individual performance in 2025, as determined by the CMD Committee with FHFA’s approval. Any adjustment for individual performance, however, could not result in an amount in excess of the eligible NEO’s target for this portion of At-Risk Deferred Salary. After assessing the company's performance against the 2025 Corporate Scorecard, the CMD Committee assessed individual performance of each eligible NEO, taking into consideration input from Mr. Hutchins. FHFA reviewed and approved the compensation associated with these determinations.
Each eligible NEO's individual performance assessment and the funding level for the individual performance-based At-Risk Deferred Salary for 2025 are discussed below.

Michael T. Hutchins, President
Performance Highlights
■ Provided enterprise-wide leadership by delivering strong financial results, maintaining disciplined expense management, and strengthening Freddie Mac’s market position in both single-family and multifamily segments.
■ Advanced operational efficiency by streamlining company activities, reducing time to market, and investing in technology to improve productivity and modernize legacy infrastructure.
■ Supported the company’s affordable housing mission by expanding liquidity, onboarding new sellers, and launching initiatives to help more families across America access homeownership and affordable rental housing, despite challenging market conditions.
■
Enhanced risk management practices and business resiliency through improvements in quality control, fraud detection, cybersecurity, and data management, while continuing to develop talent across the organization.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CMD Committee determined that Mr. Hutchins should receive 100% of his At-Risk Deferred Salary that was subject to adjustment after taking into account the company’s performance against the Corporate Scorecard and his individual performance.

James M. Whitlinger, EVP & CFO
Performance Highlights
■	Provided strong financial leadership and advisory support across business divisions, advancing new initiatives in hedging strategies, capital planning, and risk appetite frameworks.
■	Delivered significant cost savings and improved operational efficiency through disciplined expense management, workforce optimization, and streamlining vendor contracts and licensing.
■	Modernized financial systems and processes, implementing new reporting tools and platforms to enhance analytics, governance, and integration capabilities.
■	Strengthened organizational capabilities through talent development and organizational redesign, elevating analytical skills and oversight across the Finance Division.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CMD Committee determined that Mr. Whitlinger should receive 100% of his At-Risk Deferred Salary that was subject to adjustment after taking into account the company’s performance against the Corporate Scorecard and his individual performance.

Anil D. Hinduja, EVP - CRO
Performance Highlights
■	Strengthened enterprise-wide alignment with division heads to advance strategic and operating priorities, with a focus on delivering the affordable housing mission in a safe and sound manner.
■	Led the effort to align and integrate risk appetite with capital planning resulting in a more consistent view of risk, earnings, capital, and returns under different stress scenarios.
■	Enhanced the risk framework by incorporating materiality across risk types, and improved oversight practices.
■	Drove transformation of the Enterprise Risk Division, elevating talent development.
■	Implementing the Governance, Risk, and Compliance (GRC) program designed to benchmark methodology with industry practices and modernize platforms to support improved process, risk and control assessment across the firm.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CMD Committee determined that Mr. Hinduja should receive 100% of his At-Risk Deferred Salary that was subject to adjustment after taking into account the company’s performance against the Corporate Scorecard and his individual performance.

FREDDIE MAC | 2025 Form 10-K	226

Executive Compensation	Compensation Discussion and Analysis

John C. Glessner, EVP - Investments and Capital Markets
Performance Highlights
■	Supported the company’s affordable housing mission by expanding services for smaller originators, providing secondary market support, and collaborating on new product development and market liquidity initiatives.
■	Advanced financial strength through increased activity in mortgage-backed securities and collateralized mortgage obligations markets, optimized capital restoration strategies, and enhanced investment approaches.
■	Strengthened organizational capabilities through effective leadership transitions, increased cross-team collaboration, and development of talent across key functions.
■	Enhanced risk management by updating hedging strategies, refining loss appetite methodology, consolidating operational risk management, and improving model governance and counterparty credit processes.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CMD Committee determined that Mr. Glessner should receive 100% of his At-Risk Deferred Salary that was subject to adjustment after taking into account the company’s performance against the Corporate Scorecard and his individual performance.

Sonu Mittal, EVP - Single-Family Acquisitions
Performance Highlights
■	Advanced affordable housing initiatives, sustained strong performance in key markets, and introduced product enhancements to reduce borrower costs and expand housing supply.
■	Increased acquisition volume and market coverage while maintaining disciplined expense management and supporting homeownership for a significant number of families.
■	Improved seller engagement and onboarding, executed operational improvements, and realized benefits from modernization efforts to drive greater efficiency and effectiveness, in partnership with industry.
■	Strengthened risk management practices across credit, models, and operations by harnessing modern technologies and advanced analytics to improve predictive modeling, operational agility, and compliance.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CMD Committee determined that Mr. Mittal should receive 100% of his At-Risk Deferred Salary that was subject to adjustment after taking into account the company’s performance against the Corporate Scorecard and his individual performance.
2025 Deferred Salary
The following chart reports the actual amounts of 2025 Deferred Salary for each NEO, other than Mr. Smith and Ms. Reid who were not eligible for 2025 Deferred Salary. See Executive Compensation - CD&A - Overview of EMCP for additional information.
Table 62 - 2025 Deferred Salary

	2025 Actual Deferred Salary

	Fixed	At-Risk

Named Executive Officer		Conservatorship Scorecard	Corporate Scorecard / Individual
Michael T. Hutchins	$2,970,192	$642,635	$765,041
James M. Whitlinger	1,080,000	302,400	360,000
Anil D. Hinduja	1,500,000	378,000	450,000
John C. Glessner	1,045,000	296,100	352,500
Sonu Mittal	1,045,000	296,100	352,500
Written Agreements Relating to NEO Employment
We entered into agreements with each of our NEOs in connection with their hiring, which set forth the specific initial levels of compensation, including, as applicable, Base Salary and Target TDC. The compensation of each NEO is subject to change by FHFA and the terms of the EMCP. See Executive Compensation - CD&A - Determination of 2025 Target TDC for Eligible NEOs - 2025 Target TDC for 2025 Target TDC amounts for our eligible NEOs. Other than the agreements described below, there are no material provisions of any of the agreements we entered into with our NEOs in connection with their hiring as they have either been superseded by the EMCP, as described above, or the provisions are no longer effective, such as sign-on bonuses that have been paid and are no longer subject to repayment.

FREDDIE MAC | 2025 Form 10-K	227

Executive Compensation	Compensation Discussion and Analysis
In connection with Ms. Reid's appointment as our CEO, she was offered relocation benefits to reimburse her for her costs associated with relocating to the Washington, D.C., area. These relocation benefits were subject to repayment if, within 24 months of signing the repayment agreement, Ms. Reid terminated her employment with Freddie Mac for any reason or Freddie Mac terminated her employment due to the occurrence of forfeiture events relating to materially inaccurate information, termination for felony conviction or willful misconduct, gross neglect or gross misconduct, or violation of a post-termination non-competition covenant.
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
NEOs are not currently entitled to severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see Executive Compensation - 2025 Compensation Information for NEOs - Potential Payments Upon Termination of Employment.
Restrictive Covenant and Confidentiality Agreements

Each NEO has signed a restrictive covenant and confidentiality agreement that includes:
■    A 12-month non-compete with designated competitors for similar roles, regardless of termination circumstances.
■    A 12-month non-solicitation provision for certain managerial employees and employees supervised (directly or indirectly) by the NEO.
■    Confidentiality obligations for trade secrets and proprietary or other confidential information.
■    In certain circumstances, a six-month "cooling off" period prohibiting direct or indirect participation in Freddie Mac transactions.
Recapture and Forfeiture Agreement

All eligible NEOs participating in the EMCP have signed a Recapture and Forfeiture Agreement. Mr. Smith and Ms. Reid were not eligible to participate in the EMCP due to their service as our CEO during 2025. Accordingly, they did not sign such an agreement.
The Recapture and Forfeiture Agreement provides for the recapture and/or forfeiture of Deferred Salary (including related interest) earned, paid, or to be paid pursuant to the EMCP if the Board, in its discretion after providing the required notice, determines that a Forfeiture Event has occurred. The Forfeiture Events and compensation subject to recapture and/or forfeiture are described below.
As the company is not exchange-listed, it is not subject to Exchange Act Rule 10D-1, NYSE Listed Company Manual Section 303A.14 or similar clawback requirements. Accordingly, the Recapture and Forfeiture Agreement differs from these rules in certain respects.
Materially Inaccurate Information
■    Forfeiture Event - The NEO has earned or obtained the legally binding right to a payment of Deferred Salary based on materially inaccurate financial statements or any other materially inaccurate performance measure.
■    Compensation Subject to Recapture and/or Forfeiture - Any Deferred Salary earned up to two years prior to the Forfeiture Event in excess of the amount that the Board determines Freddie Mac would have paid if the Forfeiture Event had been considered at the time of the earlier compensation decisions (amounts may vary depending on the specific Forfeiture Event).

FREDDIE MAC | 2025 Form 10-K	228

Executive Compensation	Compensation Discussion and Analysis
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
Gross Neglect or Gross Misconduct
■    Forfeiture Event - The NEO's employment is terminated because, in carrying out their duties, the NEO engages in conduct that constitutes gross neglect or gross misconduct that is materially harmful to Freddie Mac, or, within two years after the NEO's termination of employment, the Board determines that the NEO, prior to their termination, engaged in such conduct.
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
Under the Recapture and Forfeiture Agreement, the Board has discretion to determine the appropriate dollar amount, if any, to be recaptured from and/or forfeited by the NEO, which is intended to be the gross amount of compensation in excess of what Freddie Mac would have paid the NEO had Freddie Mac taken the Forfeiture Event into consideration at the time such compensation decision was made.
Indemnification Agreements

The company has indemnification agreements with all directors and executive officers, including NEOs. For executive officers, indemnification rights terminate if they remain employed by the company after ceasing to report directly to the CEO or President with respect to any claims arising from matters occurring after ceasing to report directly to the CEO or President, though similar rights would continue under the Bylaws.
These agreements provide indemnification to the fullest extent permitted by the Bylaws and Virginia law, covering, subject to certain terms and conditions, an indemnitee's liabilities and reasonable expenses (including attorneys' fees) actually incurred in connection with any threatened or pending action, suit or proceeding, except those arising from willful misconduct or knowing violation of criminal law. The company will advance expenses upon request, subject to repayment by the indemnitee if it is ultimately determined that the indemnitee is not entitled to indemnification.
The rights and obligations under the indemnification agreements:
■    Are non-exclusive of other statutory or contractual rights
■    Continue after service ends for claims based on prior service
■    Survive termination of conservatorship
■    For FHFA-instituted actions, follow FHFA's Rule on Golden Parachute and Indemnification Payments

FREDDIE MAC | 2025 Form 10-K	229

Executive Compensation	Compensation Discussion and Analysis
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
Perquisites

Perquisites are minimal in NEO compensation packages. Total annual perquisites exceeding $25,000 require FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. In 2025, the only executive perquisite offered was a relocation program for Ms. Reid, as described in Executive Compensation - CD&A - Written Agreements Relating to NEO Employment.
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
The SERP II was available to employees who were participants in the company’s Pension Plan as of the date the Pension Plan was terminated. It was intended to provide participants with the full amount of the benefits to which they would have been entitled under the tax-qualified Transitional Plan (see our Annual Report on Form 10-K filed on February 19, 2015, for additional information) if that plan was not subject to certain dollar limits under the Internal Revenue Code. This was referred to as the "SERP II Benefit." Mr. Glessner is the only NEO who was eligible for the SERP II Benefit related to the Pension Plan termination.
The SERP II also provides participants with the flexibility to make certain Roth contributions to the Thrift/401(k) Plan and still receive employer matching contributions in the SERP.
For additional information regarding these benefits, see Executive Compensation - 2025 Compensation Information for NEOs - Nonqualified Deferred Compensation.
Stock Ownership, Hedging, and Pledging Policies

Our stock ownership guidelines have been suspended since conservatorship began due to the cessation of stock-based compensation. The Purchase Agreement prohibits equity issuances without Treasury's prior written consent. We expect this suspension to continue through conservatorship and until stock-based compensation resumes.
Company policy prohibits all employees (including NEOs) and directors from:
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

FREDDIE MAC | 2025 Form 10-K	230

Executive Compensation	Compensation Discussion and Analysis
Insider Trading Policy

The Purchase Agreement prohibits us from issuing any shares of equity securities without the prior written consent of Treasury; and all Freddie Mac employees and directors are prohibited from entering into transactions to purchase or sell Freddie Mac securities as well as hedging Freddie Mac securities and pledging Freddie Mac securities in margin account or as collateral for a loan. For additional information on stock ownership, see Executive Compensation - CD&A - Other Executive Compensation Considerations - Stock Ownership, Hedging, and Pledging Policies. Employees and directors who acquired Freddie Mac securities prior to their employment or appointment; by gift, inheritance, or merger; or in violation of Freddie Mac policies may divest, provided:
(i)The security holder submitted the transaction for pre-clearance by the Compliance department;
(ii)The transaction occurs during the window period, a period of five weeks after releasing the previous quarter’s earnings as determined by the Legal division; and
(iii)The security holder is not in possession of any related material non-public information.
For additional information on our insider trading arrangements and policies, see our Codes of Conduct for employees and directors, which are Exhibits 14.1 and 14.2 to this Form 10-K.
Legal, Regulatory, and Conservator Restrictions on Executive Compensation

The amount of compensation we may pay our NEOs is subject to a number of legal, regulatory, and conservator restrictions, particularly while we are in conservatorship. Conservatorship also significantly affects the process by which the CMD Committee determines our executive officers’ compensation. We describe below legal and regulatory requirements that significantly affect our executive compensation program and policies.
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
■ FHFA Instructions – Other Compensation. FHFA’s decision as Conservator is required regarding any changes in employee compensation that could significantly impact our employees, including but not limited to retention awards for senior officers, special incentive plans, and merit increase pool funding.
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

FREDDIE MAC | 2025 Form 10-K	231

Executive Compensation	Compensation Discussion and Analysis
●    Target any percentile of appropriate market data when recommending compensation to be provided to executive officers, provided there is a reasoned basis for the targeted percentile, unless FHFA has granted an exception; and
● Effective for 2025 compensation, utilize the Comparator Group and benchmarking approach as described in Comparator Group Companies.
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
Other Applicable Requirements
We are also subject to legal and regulatory requirements relating to our executive compensation that apply whether or not we are in conservatorship, including the following:
■    Purchase Agreement. Under the terms of the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full:
●    We may not enter into any new compensation arrangements with or increase amounts or benefits payable under existing compensation arrangements of, any NEOs or other executive officers as defined in SEC rules without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
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
Compensation and Management Development Committee Report
The CMD Committee has reviewed and discussed the CD&A with management and, based on such review and discussion, has recommended to the Board that the CD&A be included in this Form 10-K.
This report is respectfully submitted by the members of the CMD Committee.

David S. Farbman, Chair
Mark H. Bloom
Michael Parrott

FREDDIE MAC | 2025 Form 10-K	232

Executive Compensation	Compensation and Risk
COMPENSATION AND RISK
Our management assessed our compensation policies and practices that apply to employees at all levels, including those participating in the EMCP. The assessment took into account:
■    The types of compensation offered (including fixed, variable/incentive, and deferred);
■    Eligibility for participation in compensation programs;
■    Compensation program design and governance;
■    The process for establishing performance objectives;
■    Processes and program approvals for our compensation programs; and
■     A risk assessment provided by the CMD Committee’s independent compensation consultant.
The assessment and risk performance was discussed with the CMD Committee in January 2026. Management's conclusion, with which the CMD Committee concurred, is that the company's compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and that nothing in the executive pay program is likely to create material risk for the company.

FREDDIE MAC | 2025 Form 10-K	233

Executive Compensation	CEO Pay Ratio

CEO PAY RATIO
SEC rules require annual disclosure of the ratio of a company's CEO's total annual compensation to that of its median employee. For 2025, we used the median employee who we identified as of December 31, 2024, using payroll data as reported on Form W-2, Box 5. In December 2025, we determined to use the same median employee for the calculation of the 2025 CEO Pay Ratio as we did for the 2024 CEO Pay Ratio because there have not been changes to our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. Except as noted below, we calculated that employee's total annual compensation for 2025 using the same method required for calculating total annual compensation for our CEO (and other NEOs) for purposes of Table 64 - Summary Compensation Table.
The table below sets forth the total annual compensation for our CEO and median employee and the ratio between the two.
Table 63 - CEO Pay Ratio

	CEO Pay Ratio
Employee	Total Compensation	Ratio
Kenny M. Smith (CEO)	$600,000(1)	3.43
Median Employee	$175,076(2)
(1)    Mr. Smith served as our CEO starting December 17, 2025. The amount reported in this table reflects Mr. Smith's annualized total compensation.
(2)     Reflects actual 2025 total compensation for the median employee except for estimated incentive compensation payment because, as of the filing of this Form 10-K, we have not concluded our performance year 2025 compensation planning process for employees other than our NEOs. This estimate includes the projected incentive payout for individuals with similar performance ratings.
Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

FREDDIE MAC | 2025 Form 10-K	234

Executive Compensation	2025 Compensation Information for NEOs

2025 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: Mr. Smith (who has served as CEO since December 17, 2025); Mr. Hutchins (who served as Interim CEO from March 20, 2025, to December 16, 2025, while continuing to serve as President); Mr. Whitlinger (who has served as EVP & CFO since January 1, 2025); the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2025; and Ms. Reid (who served as CEO until March 20, 2025).
Summary Compensation Table
Table 64 - Summary Compensation Table

		Salary		Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Named Executive Officer	Year	Earned During Year(1)	Deferred(2)
Kenny M. Smith	2025	$24,658	$—	$—	$—	$—	$24,658
CEO

Michael T. Hutchins	2025	600,000	2,970,192	—	1,466,235	163,780	5,200,207
President	2024	600,000	1,920,000	—	1,092,121	147,984	3,760,105
	2023	600,000	1,920,000	—	1,068,874	147,408	3,736,282

James M. Whitlinger(6)	2025	600,000	1,080,000	—	689,956	124,268	2,494,224
EVP & CFO	2024	450,000	547,500	—	432,298	89,613	1,519,411

Anil D. Hinduja	2025	600,000	1,500,000	—	862,445	133,200	3,095,645
EVP - CRO	2024	600,000	1,290,000	—	819,091	132,896	2,841,987
	2023	600,000	1,290,000	—	801,656	132,509	2,824,165

John C. Glessner(7)	2025	600,000	1,045,000	—	675,582	123,736	2,444,318
EVP - I&CM

Sonu Mittal(8)	2025	600,000	1,045,000	110,000	675,582	123,605	2,554,187
EVP- Single-Family Acquisitions	2024	500,000	900,000	455,000	606,734	90,209	2,551,943

Diana W. Reid(9)	2025	129,863	—	—	—	62,549	192,412
Former CEO	2024	182,308	—	—	—	22,950	205,258

(1)Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.
(2)Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2025, 2024, and 2023 was 2.08%, 2.395%, and 2.365%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of the last business day of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. Interest on Fixed Deferred Salary earned during 2025, 2024, and 2023 is included in All Other Compensation.
(3)Amounts shown reflect cash sign-on payments earned and paid to Mr. Mittal in 2025 in connection with his hiring in 2023. Although we classified the payment in the “Bonus” column for purposes of the Summary Compensation Table, it is not considered a “bonus” under the STOCK Act. Please see Executive Compensation - CD&A - Written Agreements Relating to NEO Employment and Executive Compensation - CD&A - Other Executive Compensation Considerations - Legal, Regulatory, and Conservator Restrictions on Executive Compensation for additional details.
(4)Amounts shown reflect At-Risk Deferred Salary earned during each year, as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2025, 2024, and 2023 was the same as noted for interest rate for the Fixed Deferred Salary. See Executive Compensation - CD&A - Determination of 2025 At-Risk Deferred Salary and Executive Compensation - CD&A - EMCP Overview.
(5)Amounts for 2025 reflect: (1) contributions made under our tax-qualified Thrift/401(k) Plan for plan year 2025; (2) accruals earned pursuant to the SERP Benefit for plan year 2025; (3) interest on Fixed Deferred Salary earned during 2025; (4) amounts relating to accrued vacation time; and (5) reimbursement of certain relocation expenses incurred by Ms. Reid, as described below. The amounts for 2025 are as follows:

FREDDIE MAC | 2025 Form 10-K	235

Executive Compensation	2025 Compensation Information for NEOs

Named Executive Officer	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Other
Kenny M. Smith	$—	$—	$—
Michael T. Hutchins	29,750	72,250	61,780
James M. Whitlinger	29,750	72,054	22,464
Anil D. Hinduja	29,750	72,250	31,200
John C. Glessner	29,750	72,250	21,736
Sonu Mittal	29,750	72,119	21,736
Diana W. Reid				$62,549
Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee's contributions. Also, after their first year of employment, employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year. Employee contributions, our matching contributions, and the 2.5% employer contribution are invested in accordance with the employee's investment elections and are immediately vested. For additional information regarding the SERP Benefit, see Executive Compensation - 2025 Compensation Information for NEOs - Nonqualified Deferred Compensation.
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by any NEO was less than $10,000, except for Ms. Reid, who, in 2025, was reimbursed $24,128 for relocation expenses related to 2025 activity and $11,300 for 2024 activity that was paid in 2025 due to administrative timing. Therefore, in accordance with SEC rules, amounts shown under "All Other Compensation" do not include perquisites, other than for Ms. Reid.
For Ms. Reid, the amount reported in ‘Other’ also includes the payment of accrued unused vacation hours payable upon termination of employment pursuant to the terms of the company’s vacation policy.
(6)     Pursuant to SEC reporting requirements, because Mr. Whitlinger first became an NEO in 2024, information for 2023 is not required to be disclosed.
(7)     Pursuant to SEC reporting requirements, because Mr. Glessner first became an NEO in 2025, information for 2024 and 2023 is not required to be disclosed.
(8)    Pursuant to SEC reporting requirements, because Mr. Mittal first became an NEO in 2024, information for 2023 is not required to be disclosed.
(9)     Pursuant to SEC reporting requirements, because Ms. Reid first became an NEO in 2024, information for 2023 is not required to be disclosed.
Grants of Plan-Based Awards
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2025. The Purchase Agreement prohibits us from issuing equity securities without Treasury's prior written consent. No stock awards were granted during 2025. For a description of the performance and other measures used to determine payouts, see Executive Compensation - CD&A - Elements of Target Total Direct Compensation - Determination of 2025 Target TDC for NEOs - Determination of 2025 At-Risk Deferred Salary - 2025 Deferred Salary.

FREDDIE MAC | 2025 Form 10-K	236

Executive Compensation	2025 Compensation Information for NEOs

Table 65 - Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Named Executive Officer(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum

Michael T. Hutchins	Conservatorship Scorecard	—	$765,041
	Corporate Scorecard/Individual	—	765,041
	Total	—	1,530,082

James M. Whitlinger	Conservatorship Scorecard	—	360,000
	Corporate Scorecard/Individual	—	360,000
	Total	—	720,000

Anil D. Hinduja	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000

John C. Glessner	Conservatorship Scorecard	—	352,500
	Corporate Scorecard/Individual	—	352,500
	Total	—	705,000

Sonu Mittal	Conservatorship Scorecard	—	352,500
	Corporate Scorecard/Individual	—	352,500
	Total	—	705,000

(1)Mr. Smith and Ms. Reid were not eligible to receive Deferred Salary in 2025, and therefore are not included in this table.
(2)The amounts reported reflect At-Risk Deferred Salary granted in 2025 which is subject to adjustment based on: (1) corporate performance against the Conservatorship Scorecard; and (2) the company's performance against the Corporate Scorecard goals and an officer's individual performance. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2025 are reported in the Non-Equity Incentive Plan Compensation column of Table 64 - Summary Compensation Table.
Outstanding Equity Awards at Fiscal Year-End
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2025.
Option Exercises and Stock Vested
None of the NEOs exercised options or had RSUs vest during 2025.
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

FREDDIE MAC | 2025 Form 10-K	237

Executive Compensation	2025 Compensation Information for NEOs

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
The SERP II Benefit provided an accrual for each year an NEO participated in the Transitional Plan equal to the amount of the employer contribution that would have been made to the Transitional Plan for the year, without application of the Internal Revenue Code limits, less the amount of the contribution actually made to the Transitional Plan, but does not take into account pay that exceeds two times the NEO's Base Salary. The SERP II also provides participants with the flexibility to make certain Roth contributions to the Thrift/401(k) Plan and still receive employer matching contributions as noted above.
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
The following table shows the allocations, earnings, distributions, and accumulated balances under the SERP Benefit and SERP II Benefit for each NEO:
Table 66 - SERP Benefit and SERP II Benefit

Named Executive Officer	Executive Contribution in 2025(1)	Freddie Mac Accruals in 2025(2)	Aggregate Earnings in 2025(3)	Aggregate Distributions	Balance at December 31, 2025(4)
Kenny M. Smith
SERP Benefit	$—	$—	$—	$—	$—
Michael T. Hutchins
SERP Benefit	—	72,250	225,740	—	1,438,902
James M. Whitlinger
SERP Benefit	—	72,054	23,362	—	631,915
Anil D. Hinduja
SERP Benefit	—	72,250	174,522	—	1,264,304
John C. Glessner
SERP Benefit	—	72,250	20,755	—	608,348
SERP II Benefit	—	—	4,756	—	117,456
Sonu Mittal
SERP Benefit	—	72,119	12,535	—	131,124
Diana W. Reid
SERP Benefit	—	—	—	—	—
(1)The SERP and SERP II do not allow for employee contributions.
(2)Amounts reported reflect accruals under the SERP during 2025, including the 2.5% contribution accruals which will be allocated to NEO accounts in 2026. These amounts are also reported in the "All Other Compensation" column in Table 64 - Summary Compensation Table.
(3)Amounts reported represent the total interest and other earnings credited to each NEO under the SERP and SERP II Benefits in 2025.
(4)Amounts reported reflect the accumulated balance under the SERP and SERP II Benefits for each NEO and include the plan year 2025 accruals noted in footnote 2 above. All NEOs are fully vested in their SERP, and for Mr. Glessner, his SERP II Benefit account balance. The following 2024 SERP Benefit accrual amounts were reported in the "All Other Compensation" column in the 2024 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2024: Mr. Hutchins: $72,675, Mr. Whitlinger: $47,175, Mr. Hinduja: $72,675, Mr. Mittal: $45,098. See our Annual Report on Form 10-K filed on February 12, 2025.

FREDDIE MAC | 2025 Form 10-K	238

Executive Compensation	2025 Compensation Information for NEOs

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
■    Death - All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is paid in full as soon as administratively possible, but not later than 90 calendar days after the date of death. Any earned but unpaid At-Risk Deferred Salary is not subject to adjustment based on corporate and individual performance if the adjustment has not been determined as of the date of death.
■    Long-Term Disability - All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is paid in full in accordance with the Approved Payment Schedule. Any earned but unpaid At-Risk Deferred Salary is not subject to adjustment based on corporate and individual performance if the adjustment has not been determined as of the termination date.
■    Any Other Reason (including, but not limited to, voluntary termination, retirement, and involuntary termination for any reason other than a Forfeiture Event) - All earned but unpaid Deferred Salary (including related interest) is paid in accordance with the Approved Payment Schedule, and earned but unpaid At-Risk Deferred Salary remains subject to the performance assessment and adjustment process. Except in the case of retirement, the amount of earned but unpaid Fixed Deferred Salary will be reduced by 2% for each full or partial month by which the NEO's termination precedes January 31 of the second calendar year following the calendar year in which the Fixed Deferred Salary is earned. No such adjustment is applicable if an NEO retires, which is deemed to have occurred upon a voluntary termination of employment after attaining or exceeding 62 years of age, without regard to length of service, or attaining or exceeding 55 years of age with 10 or more years of service.
The table below describes the compensation and benefits that would have been payable to each eligible NEO had the officer terminated their employment under various circumstances as of December 31, 2025.
The table below does not address changes in control, as we are not obligated to provide any additional compensation to our NEOs in connection with a change in control. The table also does not address potential payments upon a termination for cause, which is a termination resulting from the occurrence of an event or conduct described in the Recapture and Forfeiture Agreement. All earned but unpaid Deferred Salary is subject to forfeiture upon the occurrence of such a termination. However, the amount of compensation, if any, to be recaptured and/or forfeited is determined by the Board, which can only occur following the occurrence of a termination for cause. See Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Recapture and Forfeiture Agreement.
The table below does not include vested balances in the SERP and SERP II. All NEOs are fully vested in their account balances. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2025.

FREDDIE MAC | 2025 Form 10-K	239

Executive Compensation	2025 Compensation Information for NEOs

Table 67 - Compensation and Benefits if NEO Terminated Employment as of December 31, 2025

Named Executive Officer(1)	Death	Disability	Retirement(2)	All Other Not For Cause Terminations(3)

Michael T. Hutchins
Pay Component
2025 Fixed Deferred Salary	$2,970,192	$2,970,192	$2,970,192
2025 At-Risk Deferred Salary(4)	1,530,082	1,530,082	1,407,676
2025 Interest on Deferred Salary(6)	55,514	125,431	120,339
2024 At-Risk Deferred Salary(5)	1,042,200	1,042,200	1,042,200
2024 Interest on Deferred Salary(6)	40,561	49,921	49,921
Total	$5,638,549	$5,717,826	$5,590,328	$—

James M. Whitlinger
Pay Component
2025 Fixed Deferred Salary	1,080,000	1,080,000	1,080,000
2025 At-Risk Deferred Salary(4)	720,000	720,000	662,400
2025 Interest on Deferred Salary(6)	23,400	52,416	50,020
2024 At-Risk Deferred Salary(5)	412,538	412,538	412,538
2024 Interest on Deferred Salary(6)	16,055	19,761	19,761
Total	$2,251,993	$2,284,715	$2,224,719	$—

Anil D. Hinduja
Pay Component
2025 Fixed Deferred Salary	1,500,000	1,500,000	1,500,000
2025 At-Risk Deferred Salary(4)	900,000	900,000	828,000
2025 Interest on Deferred Salary(6)	31,200	68,640	65,645
2024 At-Risk Deferred Salary(5)	781,650	781,650	781,650
2024 Interest on Deferred Salary(6)	30,421	37,441	37,441
Total	$3,243,271	$3,287,731	$3,212,736	$—

John C. Glessner
Pay Component
2025 Fixed Deferred Salary	1,045,000	1,045,000		773,300
2025 At-Risk Deferred Salary(4)	705,000	705,000		648,600
2025 Interest on Deferred Salary(6)	22,750	51,064		43,066
2024 At-Risk Deferred Salary(5)	656,942	656,942		656,942
2024 Interest on Deferred Salary(6)	25,357	31,468		31,468
Total	$2,455,049	$2,489,474	$—	$2,153,376

Sonu Mittal
Pay Component
2025 Fixed Deferred Salary	1,045,000	1,045,000		773,300
2025 At-Risk Deferred Salary(4)	705,000	705,000		648,600
2025 Interest on Deferred Salary(6)	22,750	51,064		43,066
2024 At-Risk Deferred Salary(5)	579,000	579,000		579,000
2024 Interest on Deferred Salary(6)	22,534	27,734		27,734
Sign-on Award(7)	68,000	68,000		68,000
Total	$2,442,284	$2,475,798	$—	$2,139,700

FREDDIE MAC | 2025 Form 10-K	240

Executive Compensation	2025 Compensation Information for NEOs

(1)Mr. Smith and Ms. Reid are excluded from this table because they are not eligible for (and, in the case of Ms. Reid, did not receive) any additional compensation in connection with a termination of employment.
(2)Messrs. Hutchins, Whitlinger, and Hinduja are the only retirement-eligible NEOs under the EMCP.
(3)All Other Not For Cause Terminations refer to (i) voluntary terminations other than for retirement; or (ii) involuntary terminations other than for cause. No amounts are shown for Messrs. Hutchins, Whitlinger, and Hinduja because they are retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed for Fixed Deferred Salary for all other NEOs have been reduced by 26% to reflect a December 31, 2025, termination event.
(4)The amounts reported for 2025 At-Risk Deferred Salary in the Retirement and All Other Not For Cause Terminations columns reflect both the funding level determined by FHFA with respect to performance against the 2025 Conservatorship Scorecard and the assessment of 2025 corporate performance approved by the CMD Committee and FHFA. In cases of death or disability, the process for determining funding level is waived if the funding level has not been determined at the date of termination.
(5)The amounts reported for 2024 At-Risk Deferred Salary for all termination scenarios reflect both the funding level determined by FHFA with respect to performance against the 2024 Conservatorship Scorecard and the assessment of 2024 corporate performance approved by the CMD Committee and FHFA. These amounts reflect amounts earned in 2024 that, pursuant to the EMCP, will be paid in 2026.
(6)Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2025. The interest on At-Risk Deferred Salary in the case of disability and all other not for cause terminations is calculated for two years based on the two-year deferral period in accordance with the EMCP (refer to the Elements of Target TDC section).
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

FREDDIE MAC | 2025 Form 10-K	241

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following tables show the beneficial ownership of our common stock as of February 12, 2026, by our directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the ownership percentage of that person. As of February 12, 2026, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. We ceased paying our executive officers and directors stock-based compensation when we entered conservatorship. In addition, the Purchase Agreement prohibits us from issuing any of our equity securities, including as compensation to our directors and executive officers, without the prior written consent of Treasury, and no equity securities, other than the senior preferred stock issued to Treasury, have been issued since we entered conservatorship. In addition, company policy prohibits directors and executive officers from engaging in transactions involving our equity securities, except selling company securities owned prior to the implementation of the policy. See Executive Compensation - CD&A - Other Executive Compensation Considerations - Stock Ownership, Hedging, and Pledging Policies for additional information. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.

FREDDIE MAC | 2025 Form 10-K	242

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership By Directors and Executive Officers
Table 68 - Stock Ownership by Directors and Executive Officers

Directors and Named Executive Officers	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 12, 2026	Total Common Stock Beneficially Owned
Mark H. Bloom	Director	—	—	—
Kathleen L. Casey	Director	—	—	—
David Farbman	Director	—	—	—
Aleem Gillani	Director	—	—	—
Clinton Jones	Director	—	—	—
Ralph (Cody) Kittle	Director	—	—	—
Michael Parrott	Director	—	—	—
William J. Pulte	Director	—	—	—
Kenny M. Smith	CEO & Director	—	—	—
Michael T. Hutchins	President & Director	—	—	—
James M. Whitlinger	EVP & CFO	2,189(2)	—	2,189(2)
Anil D. Hinduja	EVP - CRO	—	—	—
John C. Glessner	EVP - I&CM	—	—	—
Sonu Mittal	EVP - Single-Family Acquisitions	—	—	—
Diana W. Reid	Former CEO	—	—	—
All current directors and executive officers as a group (19 persons)		3,093	—	3,093(3)
(1)Includes shares of stock beneficially owned as of February 12, 2026.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no shares of common stock available for issuance upon the exercise of options, warrants, and rights under our existing equity compensation plans as of December 31, 2025. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, the 1995 Stock Compensation Plan (together, the "Employee

FREDDIE MAC | 2025 Form 10-K	243

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Plans"), and the 1995 Directors' Stock Compensation Plan (the "Directors' Plan"). The authorizations to issue shares of common stock under the Employee Plans and Directors' Plan have expired pursuant to their respective terms. Therefore, we are not providing an Equity Compensation Table.

FREDDIE MAC | 2025 Form 10-K	244

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
TRANSACTIONS WITH INSTITUTIONS RELATED TO DIRECTORS AND EXECUTIVE OFFICERS
In 2025, we were party to (and, in 2026, expect to continue to be party to) certain business transactions in the ordinary course of business with institutions affiliated with certain members of our Board and executive officers (or their immediate family members). Management determined that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.

FREDDIE MAC | 2025 Form 10-K	245

Certain Relationships and Related Transactions
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See MD&A - Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2025 Form 10-K	246

Principal Accounting Fees and Services
Principal Accounting Fees and Services
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2025 and 2024.
Auditor Fees(1)
Table 70 - Auditor Fees

(In thousands)	2025	2024
Audit Fees(2)	$23,332	$23,268
Audit-Related Fees(3)	7,819	6,325
Tax Fees(4)	1,312	1,370
All Other Fees(5)	17	2
Total	$32,480	$30,965
(1)These fees represent amounts billed (including reimbursable expenses within the designated year).
(2)Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.
(3)Audit-related fees include: (1) fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants; (2) attestation-related services on debt offerings; (3) compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers; (4) fees related to accounting policy consultations; (5) fees for the performance of certain agreed-upon procedures related to our risk transfer and structured transactions, pursuant to engagement letters with the company, including where the fees are billed to and paid by unconsolidated trusts created in connection with such transactions; (6) fees related to certain wire system attestations; and (7) fees for assessing management’s internal controls and risk management process reviews beyond the level required as part of the audit.
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

FREDDIE MAC | 2025 Form 10-K	247

Principal Accounting Fees and Services
the authority to address requests to pre-approve certain additional audit and non-audit services to be performed by the company's independent auditor with fees totaling up to a maximum of $250,000 per quarter, with reporting of any such approval decisions to the Audit Committee at its next scheduled meeting. The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2025 and 2024.
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

FREDDIE MAC | 2025 Form 10-K	248

Exhibits and Financial Statement Schedules
Exhibits and Financial Statement Schedules
    (a) Documents filed as part of this report:
        (1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Financial Statements and Supplementary Data.
        (2) Financial Statement Schedules
            None.
        (3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page 258.

FREDDIE MAC | 2025 Form 10-K	249

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
■    AI - Artificial Intelligence.
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
■    Bylaws - Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated August 12, 2025.
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
■    CMD Committee - Compensation and Management Development Committee of the Board of Directors.
■    CMOs - Collateralized Mortgage Obligations.
■    CODM - Chief Operating Decision Maker.
■    Comprehensive income - Consists of net income plus other comprehensive income (loss).

FREDDIE MAC | 2025 Form 10-K	250

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
■    Conservator - FHFA, acting in its capacity as Conservator of Freddie Mac.
■    Conservatorship Scorecard - FHFA's mechanism for outlining specific conservatorship priorities for Freddie Mac, Fannie Mae, and their joint venture, U.S. FinTech.
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
■    Credit score - Statistically-derived number that may indicate a borrower's likelihood to repay debt. Reported credit scores are based on credit scoring models developed by Fair Isaac Corporation or by VantageScore Solutions, LLC. Credit scores are ranked on a scale of approximately 300 to 850 points with a higher value indicating a lower likelihood of credit default.
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

FREDDIE MAC | 2025 Form 10-K	251

Glossary
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
■    Exchange Act - Securities Exchange Act of 1934, as amended.
■    Fannie Mae - Federal National Mortgage Association.
■    FDIC - Federal Deposit Insurance Corporation.
■    Federal Reserve - Board of Governors of the Federal Reserve System.
■    FHA - Federal Housing Administration.
■    FHFA - Federal Housing Finance Agency (also known as U.S. Federal Housing) - An independent agency of the U.S. government with responsibility for regulating Freddie Mac, Fannie Mae, and the FHLBs.
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
■    GAAP - Generally accepted accounting principles in the United States of America.
■    Giant MBS - Resecuritizations of previously issued 55-day MBS (and/or Giant MBS), and/or 55-day MBS (and/or Giant MBS) that Freddie Mac has issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been delivered to Freddie Mac in response to the exchange offer. Giant MBS are single-class securities that involve the direct pass-through of all cash flows of the underlying collateral to holders of the beneficial interests.
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
■    GSD/FICC - Government Securities Division of the Fixed Income Clearing Corporation.
■    GSE Act - The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008.
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

FREDDIE MAC | 2025 Form 10-K	252

Glossary
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
■    Key Counterparty - Any Freddie Mac mortgage insurer, one of Freddie Mac's 20 largest mortgage servicers, or one of Freddie Mac's 20 largest mortgage sellers.
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
■    Lender risk-sharing - Lender supplied loss sharing reimbursement agreement that generally provides first loss credit enhancement coverage.
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
■    MBS - Mortgage-backed security.
■    MBSD/FICC - Mortgage-Backed Securities Division of the Fixed Income Clearing Corporation.

FREDDIE MAC | 2025 Form 10-K	253

Glossary
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

FREDDIE MAC | 2025 Form 10-K	254

Glossary
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
■    SERP - The Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan.

FREDDIE MAC | 2025 Form 10-K	255

Glossary
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
■    Strips - Multiclass securities that are formed by resecuritizing previously issued Level 1 Securitization Products or single-class resecuritization products and issuing stripped securities, including principal-only and interest-only securities or floating rate and inverse floating rate securities, backed by the cash flows from the underlying collateral. This structure allows commingling of TBA-eligible Freddie Mac and Fannie Mae collateral. Strips also include stripped interest certificates; these are interest-only securities that pass through certain excess yield amounts transferred to us by mortgage sellers or servicers in respect of mortgages that have been included in previously issued Level 1 Securitization Products.
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
■    USDA - U.S. Department of Agriculture.
■    U.S. FinTech - U.S. Financial Technology, LLC (formerly known as Common Securitization Solutions, LLC).
■    U.S. FinTech Board - The Board of Managers for U.S. FinTech.
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
■    Warrant - Refers to the warrant we issued to Treasury on September 7, 2008 pursuant to the Purchase Agreement. The

FREDDIE MAC | 2025 Form 10-K	256

Glossary
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

FREDDIE MAC | 2025 Form 10-K	257

Exhibit Index
Exhibit Index

Exhibit	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2018)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated August 12, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2025)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2025 Form 10-K	258

Exhibit Index

Exhibit	Description*

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

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2025 Form 10-K	259

Exhibit Index

Exhibit	Description*

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

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2025 Form 10-K	260

Exhibit Index

Exhibit	Description*

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

10.18	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

10.19
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and Outside Directors (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 10, 2022)†

10.20	Form of Senior executive Relocation Repayment Agreement (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on February 14, 2024)†

10.21	Memorandum Agreement, dated August 7, 2024, between Freddie Mac and Diana Reid (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2024)†

10.22
Restrictive Covenant and Confidentiality Agreement, dated August 24, 2024, between Freddie Mac and Diana Reid (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2024)†

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2025 Form 10-K	261

Exhibit Index

Exhibit	Description*

10.23
Memorandum Agreement, dated December 30, 2024, between Freddie Mac and James Whitlinger (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed on February 13, 2025)†

10.24
Memorandum Agreement, dated January 27, 2023, between Freddie Mac and Sonu Mittal (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 13, 2025)†

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

10.35
Letter Agreement dated January 2, 2025 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025)

10.36	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.37
Fourth Amended and Restated Limited Liability Company Agreement to U.S. FinTech, dated as of January 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2022)

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2025 Form 10-K	262

Exhibit Index

Exhibit	Description*

10.38
First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of U.S. FinTech (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2024)

10.39	Second Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of U.S. FinTech

14.1	Federal Home Loan Mortgage Corporation Code of Conduct for Employees

14.2	Federal Home Loan Mortgage Corporation Code of Conduct for Non-Employee Directors (incorporated by reference to Exhibit 14.2 to the Registrant's Annual Report on Form 10-K filed on February 13, 2025)

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2025 Form 10-K	263

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Kenny M. Smith
Kenny M. Smith
Chief Executive Officer
Date: February 12, 2026

FREDDIE MAC | 2025 Form 10-K	264

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ William J. Pulte*		Non-Executive Chair of the Board	February 12, 2026
William J. Pulte

/s/ Kenny M. Smith		Chief Executive Officer and Director	February 12, 2026
Kenny M. Smith		(Principal Executive Officer)

/s/ James Whitlinger		Executive Vice President and Chief Financial Officer	February 12, 2026
James Whitlinger		(Principal Financial Officer)

/s/ Donald F. Kish		Senior Vice President — Corporate Controller and	February 12, 2026
Donald F. Kish		Principal Accounting Officer (Principal Accounting Officer)

/s/ Mark H. Bloom*		Director	February 12, 2026
Mark H. Bloom

/s/ Kathleen L. Casey*		Director	February 12, 2026
Kathleen L. Casey

/s/ David S. Farbman*		Director	February 12, 2026
David S. Farbman

/s/ Aleem Gillani*		Director	February 12, 2026
Aleem Gillani

/s/ Michael T. Hutchins		Director	February 12, 2026
Michael T. Hutchins

/s/ Clinton C. Jones, III*		Director	February 12, 2026
Clinton C. Jones, III

/s/ Ralph W. Kittle III*		Director	February 12, 2026
Ralph W. Kittle III

/s/ Michael Parrott*		Director	February 12, 2026
Michael Parrott

*By:	/s/	Matthew D. Abrusci
Matthew D. Abrusci
Attorney-in-Fact

FREDDIE MAC | 2025 Form 10-K	265

Index

Form 10-K Index

Item Number		Page(s)
PART I
Item 1	Business	1, 3-7, 20-27, 30-35, 88-90, 91-96
Item 1A	Risk Factors	98-117
Item 1B	Unresolved Staff Comments	Not Applicable
Item 1C	Cybersecurity	74-76
Item 2	Properties	6
Item 3	Legal Proceedings	118
Item 4	Mine Safety Disclosures	Not Applicable
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	119
Item 6	Reserved	Not Applicable
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	1-4, 10-19, 28-29, 35-87, 97
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	68-73
Item 8	Financial Statements and Supplementary Data	120-200
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls and Procedures	77, 121-122, 201-202
Item 9B	Other Information	203
Item 9C	Disclosure Regarding Foreign Jurisdiction that Prevent Inspection	Not Applicable
PART III
Item 10	Directors, Executive Officers and Corporate Governance	38-39, 204-219
Item 11	Executive Compensation	220-241
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	242-244
Item 13	Certain Relationships and Related Transactions, and Director Independence	208-209, 245-246
Item 14	Principal Accounting Fees and Services	247-248
PART IV
Item 15	Exhibits and Financial Statement Schedules	249, 258-263
Item 16	Form 10-K Summary	Not Applicable
Signatures		264-265

FREDDIE MAC | 2025 Form 10-K	266