Form 10-Q
period 2026-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2026-04-30
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                       to
Commission File Number: 001-34139
Federal Home Loan Mortgage Corporation
(Exact name of registrant as specified in its charter)

Federally chartered	52-0904874	8200 Jones Branch Drive		22102-3110	(703)	903-2003
corporation		McLean,	Virginia
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices)		(Zip Code)	(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 7, 2026, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 1Q 2026 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 1Q 2026 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and that are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the MD&A - Forward-Looking Statements section of this Form 10-Q and the Introduction and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2025, or 2025 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2025 Annual Report.
You should read the following MD&A in conjunction with our 2025 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2026 included in Financial Statements.
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
Since September 2008, we have been operating in conservatorship, with FHFA as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. The Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For additional information on the conservatorship and related matters and the Purchase Agreement, see our 2025 Annual Report.

Freddie Mac 1Q 2026 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $3.6 billion, up 27% from 1Q 2025, primarily driven by higher net revenues and a credit reserve release in 1Q 2026 compared to a credit reserve build in 1Q 2025.
■    Net revenues were $6.1 billion, an increase of 5% year-over-year, primarily driven by higher net interest income, partially offset by lower non-interest income.
■    Net worth was $73.9 billion as of March 31, 2026, up from $62.4 billion as of March 31, 2025. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $143.0 billion on March 31, 2026, and will increase to $146.6 billion on June 30, 2026 based on the increase in net worth in 1Q 2026.
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $116 billion in liquidity to the mortgage market in 1Q 2026, which enabled the financing of 380,000 home purchases, refinancings, and rental units.

Freddie Mac 1Q 2026 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.7 trillion at March 31, 2026, continuing to grow at a moderate pace.
●    Our Single-Family mortgage portfolio was $3.2 trillion at March 31, 2026, up 1% year-over-year.
●    Our Multifamily mortgage portfolio was $498 billion at March 31, 2026, up 7% year-over-year.

Freddie Mac 1Q 2026 Form 10-Q	3

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change
(Dollars in millions)	1Q 2026	1Q 2025	$	%
Net interest income	$5,619	$5,102	$517	10%
Non-interest income	514	750	(236)	(31)
Net revenues	6,133	5,852	281	5
(Provision) benefit for credit losses	320	(280)	600	NM
Non-interest expense	(2,022)	(2,088)	66	3
Income before income tax expense	4,431	3,484	947	27
Income tax expense	(873)	(690)	(183)	(27)
Net income	3,558	2,794	764	27
Other comprehensive income (loss), net of taxes and reclassification adjustments	(20)	34	(54)	NM
Comprehensive income	$3,538	$2,828	$710	25%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change
(Dollars in millions)	1Q 2026	1Q 2025	$	%
Guarantee net interest income:
Contractual net interest income	$4,142	$3,981	$161	4%
Deferred fee income	219	190	29	15
Total guarantee net interest income	4,361	4,171	190	5
Investments net interest income	1,357	1,297	60	5
Impact on net interest income from hedge accounting	(99)	(366)	267	73
Net interest income	$5,619	$5,102	$517	10%
Key Drivers:
■    Guarantee net interest income
●    1Q 2026 vs. 1Q 2025 - Increased primarily due to an increase in the balance of fully guaranteed securitizations in the Multifamily mortgage portfolio due to the change in our Multifamily business strategy and continued mortgage portfolio growth in Single-Family.
■    Investments net interest income
●    1Q 2026 vs. 1Q 2025 - Increased primarily due to growth in the mortgage-related investments portfolio.
■    Impact on net interest income from hedge accounting
●    1Q 2026 vs. 1Q 2025 - Decreased due to lower expense related to debt in hedge accounting relationships.

Freddie Mac 1Q 2026 Form 10-Q	4

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	1Q 2026			1Q 2025
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$8,363	$52	2.51%	$9,355	$79	3.38%
Securities purchased under agreements to resell	84,924	798	3.76	111,687	1,240	4.44
Investment securities	76,752	833	4.34	55,955	620	4.43
Mortgage loans held by consolidated trusts(1)	3,216,438	30,966	3.85	3,129,811	28,591	3.65
Mortgage loans held by Freddie Mac(1)	86,808	966	4.45	70,429	804	4.57
Other assets	3,100	35	4.48	2,055	31	5.98
Total interest-earning assets	3,476,385	33,650	3.87	3,379,292	31,365	3.71
Interest-bearing liabilities:
Debt issued by consolidated trusts	3,189,597	(26,001)	(3.26)	3,125,203	(24,059)	(3.08)
Short-term debt	30,089	(275)	(3.66)	14,822	(161)	(4.36)
Long-term debt	169,973	(1,702)	(4.00)	170,573	(2,000)	(4.69)
Securities sold under agreements to repurchase	5,949	(53)	(3.57)	3,999	(43)	(4.25)
Total interest-bearing liabilities	3,395,608	(28,031)	(3.30)	3,314,597	(26,263)	(3.17)
Net interest income/yield		$5,619	0.65%		$5,102	0.60%
(1)Loan fees included in interest income were $0.4 billion and $0.3 billion for mortgage loans held by consolidated trusts in 1Q 2026 and 1Q 2025, respectively. Loan fees for mortgage loans held by Freddie Mac were not material in 1Q 2026 or 1Q 2025 .
Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change
(Dollars in millions)	1Q 2026	1Q 2025	$	%
Guarantee income	$320	$440	($120)	(27)%
Investment gains (losses), net	42	192	(150)	(78)
Other income	152	118	34	29
Non-interest income	$514	$750	($236)	(31)%
Key Drivers:
■    Guarantee income
●    1Q 2026 vs. 1Q 2025- Decreased primarily due to fair value losses as a result of increases in medium-term interest rates during 1Q 2026, coupled with lower revenues from a declining off-balance sheet financial guarantee portfolio.
■    Investment gains (losses), net
●    1Q 2026 vs. 1Q 2025- Decreased primarily due to a lower volume of loan sale activities as we shifted the Multifamily business model to primarily issue fully guaranteed securities, as well as losses from debt extinguishments in 1Q 2026.

Freddie Mac 1Q 2026 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change
(Dollars in millions)	1Q 2026	1Q 2025	$	%
Single-Family	$311	($228)	$539	NM
Multifamily	9	(52)	61	NM
(Provision) benefit for credit losses	$320	($280)	$600	NM
Key Drivers:
■    1Q 2026 vs. 1Q 2025 - The benefit for credit losses for 1Q 2026 was driven by a credit reserve release in Single-Family primarily attributable to changes in our views of forecasted house price growth rates. The provision for credit losses for 1Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change
(Dollars in millions)	1Q 2026	1Q 2025	$	%
Salaries and employee benefits	($376)	($423)	$47	11%
Professional services, technology, and occupancy	(250)	(253)	3	1
Credit enhancement expense	(441)	(540)	99	18
Legislative and regulatory assessments:
Legislated guarantee fees expense	(757)	(744)	(13)	(2)
Affordable housing funds allocation	(48)	(37)	(11)	(30)
Regulatory assessment	(27)	(36)	9	25
Total legislative and regulatory assessments	(832)	(817)	(15)	(2)
Other expense	(123)	(55)	(68)	(124)
Non-interest expense	($2,022)	($2,088)	$66	3%
Key Drivers:
■    Salaries and employee benefits
●    1Q 2026 vs. 1Q 2025 - Decreased primarily due to lower employee headcount.
■    Credit enhancement expense
●    1Q 2026 vs. 1Q 2025 - Decreased primarily due to a lower UPB of Single-Family CRT transactions outstanding, retention of higher levels of initial losses on recent CRT transactions, and lower losses on STACR Trust note repurchases.

Freddie Mac 1Q 2026 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	March 31, 2026	December 31, 2025	$	%
Assets:
Cash and cash equivalents	$4,469	$5,327	($858)	(16)%
Securities purchased under agreements to resell	74,804	71,919	2,885	4
Investment securities, at fair value	75,939	85,412	(9,473)	(11)
Mortgage loans held-for-sale	1,225	1,014	211	21
Mortgage loans held-for-investment	3,302,306	3,290,066	12,240	—
Accrued interest receivable	12,207	12,254	(47)	—
Deferred tax assets, net	4,740	5,040	(300)	(6)
Other assets	29,628	26,566	3,062	12
Total assets	$3,505,318	$3,497,598	$7,720	—%

Liabilities and Equity
Liabilities:
Accrued interest payable	$10,556	$10,597	($41)	—%
Debt issued by consolidated trusts	3,214,995	3,198,008	16,987	1
Short-term debt	24,408	37,718	(13,310)	(35)
Long-term debt	169,850	169,296	554	—
Other liabilities	11,587	11,595	(8)	—
Total liabilities	3,431,396	3,427,214	4,182	—
Total equity	73,922	70,384	3,538	5
Total liabilities and equity	$3,505,318	$3,497,598	$7,720	—%
Key Drivers:
As of March 31, 2026 compared to December 31, 2025:
■    Investment securities decreased primarily due to net sales of U.S. Treasury securities.
■    Mortgage loans held-for-investment and debt issued by consolidated trusts increased primarily due to growth in our mortgage portfolio.
■    Short-term debt decreased primarily due to lower funding needs.

Freddie Mac 1Q 2026 Form 10-Q	7

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	March 31, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$3,065,699	$137,404	$3,203,103	$3,063,232	$115,354	$3,178,586
By Freddie Mac	54,261	26,864	81,125	54,713	37,770	92,483
Total mortgage loans held-for-investment	3,119,960	164,268	3,284,228	3,117,945	153,124	3,271,069
Mortgage loans held-for-sale	1,449	2	1,451	1,108	136	1,244
Total mortgage loans	3,121,409	164,270	3,285,679	3,119,053	153,260	3,272,313
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	29,528	324,122	353,650	30,025	332,572	362,597
Other mortgage-related guarantees	7,044	9,940	16,984	7,212	10,003	17,215
Total mortgage-related guarantees	36,572	334,062	370,634	37,237	342,575	379,812
Total mortgage portfolio	$3,157,981	$498,332	$3,656,313	$3,156,290	$495,835	$3,652,125
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,092,678	$137,421	$3,230,099	$3,084,668	$115,610	$3,200,278
Issued by non-consolidated trusts	24,180	292,245	316,425	24,604	299,507	324,111
Total guaranteed mortgage-related securities	$3,116,858	$429,666	$3,546,524	$3,109,272	$415,117	$3,524,389
Investments Portfolio

Our investments portfolio consists of our mortgage-related investments portfolio and other investments portfolio.
Mortgage-Related Investments Portfolio

The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion. We primarily use our mortgage-related investments portfolio to provide liquidity to the mortgage market by purchasing loans for our securitization pipeline and by purchasing delinquent and modified loans from securitization trusts. We also invest in agency mortgage-related securities.
The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. We are permitted to increase our agency MBS investments, provided that our total mortgage assets do not exceed the $225 billion cap under the terms of our senior preferred stock purchase agreement with Treasury, with CMO securities capped at $5 billion as part of agency MBS investments. We are also subject to additional limitations on the size and composition of our mortgage-related investments portfolio pursuant to FHFA guidance. For additional information on the restrictions on our mortgage-related investments portfolio, see the MD&A - Conservatorship and Related Matters section in our 2025 Annual Report.

Freddie Mac 1Q 2026 Form 10-Q	8

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	March 31, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans(1)	$55,710	$26,866	$82,576	$55,821	$37,906	$93,727
Mortgage-related securities:
Investment securities	5,241	3,207	8,448	4,438	3,891	8,329
Debt issued by consolidated trusts	47,109	1,628	48,737	35,758	1,413	37,171
Total mortgage-related securities	52,350	4,835	57,185	40,196	5,304	45,500
Mortgage-related investments portfolio	$108,060	$31,701	$139,761	$96,017	$43,210	$139,227
10% of notional amount of interest-only securities			$21,691			$21,995
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			161,452			161,222
(1)Includes $37.9 billion and $35.9 billion of single-family loans that we have purchased from securitization trusts as of March 31, 2026 and December 31, 2025, respectively.
Other Investments Portfolio

The table below presents the details of the carrying value of our other investments portfolio.
Table 10 - Other Investments Portfolio

	March 31, 2026				December 31, 2025
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$3,169	$1,202	$98	$4,469	$4,092	$1,136	$99	$5,327
Securities purchased under agreements to resell	54,678	22,262	2,188	79,128	57,181	19,107	2,090	78,378
Non-mortgage related securities(1)	55,817	—	5,983	61,800	65,088	—	6,076	71,164
Other assets(2)	—	—	8,501	8,501	—	—	7,776	7,776
Other investments portfolio	$113,664	$23,464	$16,770	$153,898	$126,361	$20,243	$16,041	$162,645
(1)Primarily consists of U.S. Treasury securities.
(2)Primarily includes LIHTC investments and advances to lenders.

Freddie Mac 1Q 2026 Form 10-Q	9

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 1Q 2026 Form 10-Q	10

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Housing and Mortgage Market Metrics

The table below presents certain single-family housing and mortgage market indicators that can significantly affect our business and financial results. Certain market and macroeconomic prior period data have been updated to reflect revised historical data.
Table 11 - Single-Family Housing and Mortgage Market Metrics(1)

(Mortgage amounts in billions, units in thousands)	1Q 2026	4Q 2025	3Q 2025	2Q 2025	1Q 2025
Home sales (in units):
Total home sales (annualized seasonally adjusted amount)	4,630	4,866	4,735	4,678	4,742
Sales of existing homes	4,043	4,157	4,047	4,013	4,087
Sales of new homes(2)	587	709	688	665	655
Mortgage originations (estimated)	$533	$581	$502	$506	$371
Mortgage debt outstanding(3)	N/A	14,770	14,666	14,541	14,417
Quarterly house price growth rate (seasonally adjusted rate)	0.1%	0.4%	0.3%	(0.1)%	0.3%
30-year PMMS rate at period end	6.38%	6.15%	6.30%	6.77%	6.65%
(1)    Sources: Home sales - National Association of Realtors and U.S Census Bureau; Mortgage originations - Fannie Mae; Mortgage debt outstanding - Federal Reserve Financial Accounts of the United States of America; House price growth rate and 30-year PMMS rate - Freddie Mac.
(2)    For 1Q 2026, the sales of new homes amount is based on annualized seasonally adjusted data through January 31, 2026 (the latest available information).
(3)    For 1Q 2026, the mortgage debt outstanding balance is not yet available.
Business Results

The table and related discussion below present selected business results of our Single-Family segment.
Table 12 - Single-Family Segment Business Results

			Change
(UPB in millions, loan count in thousands)	1Q 2026	1Q 2025	Amount	%
New business activity:
UPB:
Total UPB	$102,513	$77,646	$24,867	32%
Home purchase	59,964	61,921	(1,957)	(3)
Refinance	42,549	15,725	26,824	171
Number of loans:
Total number of loans	281	224	57	25
Home purchase	165	171	(6)	(4)
Refinance	116	53	63	119
Average estimated guarantee fee rate (bps)(1)	54	54
Mortgage portfolio at period end:
UPB	$3,157,981	$3,115,180	$42,801	1
Average estimated guarantee fee rate (bps)(1)(2)	50	49
(1)    Estimated guarantee fee rate calculations exclude the legislated guarantee fees and include deferred fees recognized over the estimated life of the related loans based on month-end market rates for the month of acquisition.
(2)    Estimated guarantee fee rate calculations for the Single-Family mortgage portfolio exclude certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $38 billion and $40 billion as of March 31, 2026 and March 31, 2025, respectively.
■    Our loan purchase and guarantee activity increased in 1Q 2026 compared to 1Q 2025 primarily driven by an increase in refinance activity due to lower mortgage interest rates.
■    Our Single-Family mortgage portfolio was $3.2 trillion at March 31, 2026, up 1% year-over-year. The mortgage portfolio continued to grow at a moderate pace.

Freddie Mac 1Q 2026 Form 10-Q	11

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 13 - Single-Family Segment Financial Results

			Change
(Dollars in millions)	1Q 2026	1Q 2025	$	%
Net interest income	$5,120	$4,753	$367	8%
Non-interest income	55	165	(110)	(67)
Net revenues	5,175	4,918	257	5
(Provision) benefit for credit losses	311	(228)	539	NM
Non-interest expense	(1,780)	(1,871)	91	5
Income before income tax expense	3,706	2,819	887	31
Income tax expense	(730)	(558)	(172)	(31)
Net income	2,976	2,261	715	32
Other comprehensive income (loss), net of taxes and reclassification adjustments	(13)	8	(21)	NM
Comprehensive income	$2,963	$2,269	$694	31%
Key Drivers:
■ 1Q 2026 vs. 1Q 2025
●    Net income of $3.0 billion, up 32% year-over-year.
–Net revenues were $5.2 billion, up 5% year-over-year.
◦Net interest income was $5.1 billion, up 8% year-over-year, primarily driven by continued mortgage portfolio growth and growth in the mortgage-related investments portfolio.
–The benefit for credit losses was $0.3 billion for 1Q 2026, driven by a credit reserve release primarily attributable to changes in our views of forecasted house price growth rates. The provision for credit losses of $0.2 billion for 1Q 2025 was primarily driven by a credit reserve build attributable to new acquisitions.
–Non-interest expense was $1.8 billion for 1Q 2026, down 5% year-over-year, primarily driven by a decrease in salaries and employee benefits and lower credit enhancement expense.

Freddie Mac 1Q 2026 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
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
Table 14 - Multifamily Housing and Mortgage Market Metrics(1)

(UPB in billions)	1Q 2026	4Q 2025	3Q 2025	2Q 2025	1Q 2025
Apartment vacancy rates	6.8%	6.7%	6.6%	6.6%	6.5%
Quarterly change in effective rents	0.6%	(0.8)%	(0.1)%	0.8%	0.2%
Mortgage debt outstanding(2)	N/A	$2,447	$2,393	$2,352	$2,330
Quarterly property price growth rate	0.3%	0.4%	(0.1)%	(0.6)%	0.1%
(1)    Sources: Apartment vacancy rates and change in effective rents - Moody's Analytics; Mortgage debt outstanding - Federal Reserve Financial Accounts of the United States of America; Property price growth rate - Real Capital Analytics Commercial Property Price Index (RCA CPPI).
(2)     The 1Q 2026 U.S. multifamily mortgage debt outstanding balance is not yet available.
Business Results

The table and related discussion below present selected business results of our Multifamily segment.
Table 15 - Multifamily Segment Business Results

			Change
(UPB in millions, units in thousands)	1Q 2026	1Q 2025	Amount	%
New business activity:
UPB(1)	$12,847	$10,276	$2,571	25%
Total units financed(2)	99	89	10	11
Mission-driven affordable housing percentage	66%	65%
Outstanding index lock agreements and commitments(3)	$22,788	$16,179	$6,609	41
New securitization activity(4):
Total UPB	$23,433	$16,113	$7,320	45
Senior subordinate securitizations	666	7,273	(6,607)	(91)
Fully guaranteed securitizations	22,767	8,840	13,927	158
Mortgage portfolio at period end:
UPB	$498,332	$466,500	$31,832	7
Fixed-rate percentage	85%	83%
Average guarantee fees rate charged (bps)(5)	58	52
(1)     Excludes new LIHTC investments of $0.2 billion for 1Q 2026. New LIHTC investments in 1Q 2025 were not material.
(2)    Includes rental units financed by supplemental loans.
(3)    At period end.
(4)    Excludes resecuritizations.
(5)     Based on guarantee exposure of $440 billion and $407 billion for 1Q 2026 and 1Q 2025, respectively, which includes guaranteed mortgage related securities that are consolidated on our condensed consolidated balance sheet where income from guarantees is recognized in net interest income.
■    Our new business activity was $12.8 billion in 1Q 2026, up 25% year-over-year, primarily driven by a larger new business activity pipeline entering 1Q 2026 due to a larger multifamily mortgage originations market. Approximately 66% of our 1Q 2026 new business activity, based on UPB, was mission-driven, affordable housing, exceeding FHFA's annual minimum requirement of 50%.
■    Total securitization issuance UPB was $23.4 billion in 1Q 2026, up 45% year-over-year, driven by a larger average securitization pipeline. The larger percentage of fully guaranteed securitizations was due to the Multifamily business

Freddie Mac 1Q 2026 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Multifamily

strategy change.
■    Our Multifamily mortgage portfolio was $498 billion as of March 31, 2026, up 7% year-over-year, primarily driven by our new business activity.
■    The average guarantee fee rate on our guarantee exposures increased year-over-year, primarily due to continued growth of fully guaranteed securitization issuances for which we charge higher guarantee fee rates.
Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 16 - Multifamily Segment Financial Results

			Change
(Dollars in millions)	1Q 2026	1Q 2025	$	%
Net interest income	$499	$349	$150	43%
Non-interest income	459	585	(126)	(22)
Net revenues	958	934	24	3
(Provision) benefit for credit losses	9	(52)	61	NM
Non-interest expense	(242)	(217)	(25)	(12)
Income before income tax expense	725	665	60	9
Income tax expense	(143)	(132)	(11)	(8)
Net income	582	533	49	9
Other comprehensive income (loss), net of taxes and reclassification adjustments	(7)	26	(33)	NM
Comprehensive income	$575	$559	$16	3%
Key Drivers:
■    1Q 2026 vs. 1Q 2025
●    Net income of $0.6 billion, up 9% year-over-year.
–Net revenues were $1.0 billion, up 3% year-over-year.
◦Net interest income was $0.5 billion, up 43% year-over-year, primarily driven by an increase in the balance of fully guaranteed securitizations in the Multifamily mortgage portfolio due to the change in Multifamily business strategy.
◦Non-interest income was $0.5 billion, down 22% year-over-year, primarily driven by a lower volume of loan sale activities, as we shifted the Multifamily business model to primarily issue fully guaranteed securitizations.

Freddie Mac 1Q 2026 Form 10-Q	14

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 17 - Allowance for Credit Losses Activity

	1Q 2026			1Q 2025
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$7,549	$956	$8,505	$6,691	$548	$7,239
Provision (benefit) for credit losses	(311)	(9)	(320)	228	52	280
Charge-offs	(178)	(64)	(242)	(191)	(1)	(192)
Recoveries collected	60	1	61	27	1	28
Net charge-offs	(118)	(63)	(181)	(164)	—	(164)
Other(1)	108	1	109	96	—	96
Ending balance	$7,228	$885	$8,113	$6,851	$600	$7,451

Average loans outstanding during the period(2)	$3,148,567	$151,752	$3,300,319	$3,101,599	$86,445	$3,188,044
Net charge-offs to average loans outstanding	—%	0.04%	0.01%	0.01%	—%	0.01%
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
Table 18 - Allowance for Credit Losses Ratios

	March 31, 2026			December 31, 2025
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.22%	0.42%	0.23%	0.23%	0.46%	0.24%
Non-accrual loans to total loans outstanding	0.56	0.03	0.54	0.55	0.16	0.54
Allowance for credit losses to non-accrual loans	39.46	1,321.79	43.11	41.84	295.59	45.10
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,977	$666	$7,643	$7,297	$671	$7,968
Total loans outstanding(2)	3,146,251	156,792	3,303,043	3,145,436	145,593	3,291,029
Non-accrual loans(2)	17,681	50	17,731	17,442	227	17,669
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
■    March 31, 2026 vs. December 31, 2025 - The balance of non-accrual loans increased by $62 million due to a $239 million increase in the balance of non-accrual loans in Single-Family, partially offset by a $177 million decrease in the balance of non-accrual loans in Multifamily. The decrease in Multifamily was primarily due to loan dispositions and borrower re-performance.

Freddie Mac 1Q 2026 Form 10-Q	15

Management's Discussion and Analysis	Risk Management

Single-Family Mortgage Credit Risk

Credit Quality of New Business Activity

Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. See MD&A - Our Business Segments - Single-Family - Housing and Mortgage Market Metrics for additional information on market conditions. Additionally, when managing our new acquisitions, we consider our risk limits and guidance from FHFA and capital requirements under the ERCF. This may affect the volume and characteristics of our loan acquisitions. See MD&A - Regulation and Supervision - Federal Housing Finance Agency in our 2025 Annual Report for additional information on guidance from FHFA.
The charts below show the credit profile of the single-family loans we purchased.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score

Weighted Average Original DTI Ratio

Freddie Mac 1Q 2026 Form 10-Q	16

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased.
Table 19 - Single-Family New Business Activity

	1Q 2026		1Q 2025
(Dollars in millions, except average loan UPB)	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$91,587	90%	$72,772	93%
15-year or less, amortizing fixed-rate	7,521	7	4,434	6
Adjustable-rate	3,405	3	440	1
Total	$102,513	100%	$77,646	100%

Average loan UPB (in thousands)	$365		$347

Percentage of purchases
DTI ratio > 45%		24%		30%
Original LTV ratio > 90%		19		23
Transaction type:
Guarantor swap		63		71
Cash window		37		29
Property type:
Detached single-family houses and townhouses		93		92
Condominium or co-op		7		8
Occupancy type:
Primary residence		94		93
Second home		2		2
Investment property		4		5
Loan purpose:
Purchase		58		79
Cash-out refinance		10		11
Other refinance		32		10
Credit Enhancements

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

Freddie Mac 1Q 2026 Form 10-Q	17

Management's Discussion and Analysis	Risk Management

Table 20 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	1Q 2026		1Q 2025
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$34,679	$8,830	$29,454	$7,740

CRT transactions:
STACR	49,486	1,135	37,961	1,296
ACIS	9,795	312	24,238	783
Other	92	92	885	158
Total CRT issuance	$59,373	$1,539	$63,084	$2,237

(1)    The primary mortgage insurance and CRT transactions presented in this table are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and CRT transactions.
(2)    The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 21 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	March 31, 2026
(Dollars in millions)	UPB	% of Portfolio	Maximum Coverage(1)
Primary mortgage insurance(2)	$679,825	22%	$181,098
STACR	1,180,408	37	25,056
ACIS	551,892	17	14,625
Other	37,637	1	10,130
Less: UPB with multiple credit enhancements and other reconciling items(3)	(505,174)	(15)	—
Single-Family mortgage portfolio - credit-enhanced	1,944,588	62	230,909
Single-Family mortgage portfolio - non-credit-enhanced	1,213,393	38	N/A
Total	$3,157,981	100%	$230,909

	December 31, 2025
(Dollars in millions)	UPB	% of Portfolio	Maximum Coverage(1)
Primary mortgage insurance(2)	$680,950	22%	$181,462
STACR	1,165,412	37	24,935
ACIS	594,409	19	15,081
Other	38,373	1	10,361
Less: UPB with multiple credit enhancements and other reconciling items(3)	(552,393)	(18)	—
Single-Family mortgage portfolio - credit-enhanced	1,926,751	61	231,839
Single-Family mortgage portfolio - non-credit-enhanced	1,229,539	39	N/A
Total	$3,156,290	100%	$231,839
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

Freddie Mac 1Q 2026 Form 10-Q	18

Management's Discussion and Analysis	Risk Management

Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our Single-Family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 22 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	March 31, 2026		December 31, 2025
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	22%	1.23%	22%	1.19%
CRT and other	53	0.70	52	0.68
Non-credit-enhanced	38	0.41	39	0.40
Total	N/A	0.60	N/A	0.59
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both March 31, 2026 and December 31, 2025.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.
Loan Credit Characteristics
The table below contains selected credit characteristics of the loans in our Single-Family mortgage portfolio.
Table 23 - Loan Credit Characteristics of Our Single-Family Mortgage Portfolio(1)

	March 31, 2026
(Dollars in millions, except average loan UPB)	Amount	Original Credit Score	Current Credit Score	Original LTV Ratio	Current LTV Ratio	SDQ Rate	% of UPB with Credit Enhancement
Single-Family mortgage portfolio year of origination:
2026	$64,135	759	759	75%	76%	0.00%	33%
2025	352,457	756	752	77	76	0.11	48
2024	272,367	753	749	78	74	0.69	72
2023	199,315	750	741	79	71	1.19	76
2022	356,008	746	740	76	63	1.03	69
2021 and prior	1,913,699	751	757	72	42	0.55	61
Total	$3,157,981	751	753	74	53	0.60	62

Loan count (in thousands)	13,922
Average loan UPB (in thousands)	$227

Freddie Mac 1Q 2026 Form 10-Q	19

Management's Discussion and Analysis	Risk Management

	December 31, 2025
(Dollars in millions, except average loan UPB)	Amount	Original Credit Score	Current Credit Score	Original LTV Ratio	Current LTV Ratio	SDQ Rate	% of UPB with Credit Enhancement
Single-Family mortgage portfolio year of origination:
2025	$333,409	757	753	77%	76%	0.06%	38%
2024	291,738	753	752	78	74	0.56	68
2023	211,793	750	743	79	71	1.06	76
2022	364,361	746	741	76	63	1.01	69
2021	841,701	752	755	71	49	0.44	64
2020 and prior	1,113,288	750	761	73	37	0.60	58
Total	$3,156,290	751	754	74	53	0.59	61

Loan count (in thousands)	13,933
Average loan UPB (in thousands)	$227
(1)Excludes certain credit quality characteristics and serious delinquency rate information on loans underlying certain securitization products for which data was not available.
The table below presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 24 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	March 31, 2026
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	47%	0.04%	16%	0.05%	5%	0.07%	3%	0.09%	—%	NM	71%	0.04%
700 to 739	7	0.20	3	0.20	2	0.22	1	0.22	—	NM	13	0.20
680 to 699	2	0.38	1	0.36	—	NM	1	0.43	—	NM	4	0.39
660 to 679	2	0.58	1	0.56	—	NM	—	NM	—	NM	3	0.59
620 to 659	2	1.33	1	1.35	—	NM	—	NM	—	NM	3	1.38
Less than 620	3	6.55	2	9.00	1	11.09	—	NM	—	NM	6	7.64
Total	63%	0.48	24%	0.83	8%	1.07	5%	1.05	—%	NM	100%	0.60

	December 31, 2025
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	49%	0.04%	16%	0.05%	5%	0.07%	2%	0.09%	—%	NM	72%	0.04%
700 to 739	7	0.21	3	0.19	1	0.26	2	0.22	—	NM	13	0.21
680 to 699	2	0.40	1	0.41	—	NM	1	0.48	—	NM	4	0.41
660 to 679	2	0.64	1	0.64	—	NM	—	NM	—	NM	3	0.66
620 to 659	2	1.41	1	1.40	—	NM	—	NM	—	NM	3	1.45
Less than 620	3	6.60	1	9.14	1	11.05	—	NM	—	NM	5	7.66
Total	65%	0.47	23%	0.81	7%	1.04	5%	1.00	—%	NM	100%	0.59
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
See Note 12 for additional information about the geographic distribution of our Single-Family mortgage portfolio.

Freddie Mac 1Q 2026 Form 10-Q	20

Management's Discussion and Analysis	Risk Management

Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below presents the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

Single-Family Delinquency Rates
0.96%
1.04%
1.03%
1.09%
0.98%
0.59%
0.55%
0.57%
0.59%
0.60%
0.26%
0.26%
0.28%
0.31%
0.27%
1Q 25
2Q 25
3Q 25
4Q 25
1Q 26
One month past due
Two months past due
Seriously delinquent

The percentage of loans that were one month past due and the percentage of loans that were two months past due both increased as of March 31, 2026 compared to March 31, 2025. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate increased to 0.60% as of March 31, 2026, compared to 0.59% as of March 31, 2025. See Note 3 for additional information on the payment status of our single-family mortgage loans.
Loss Mitigation Activities

We offer a variety of borrower assistance programs. For purposes of the disclosure below related to loss mitigation activities, we generally exclude loans for which we do not control servicing. See Note 3 for additional information on our loss mitigation activities. For information on our refinance programs, see the MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk section in our 2025 Annual Report.
Loan Workout Activities
We continue to help families retain their homes or otherwise avoid foreclosure through loan workouts. The table below provides details about the single-family loan workout activities that were completed during the periods presented.
Table 25 - Single-Family Completed Loan Workout Activity

	1Q 2026		1Q 2025
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$2,319	9	$2,874	11
Loan modifications	2,375	8	1,894	7
Forbearance plans and other(1)	1,744	7	1,640	7
Total	$6,438	24	$6,408	25

Freddie Mac 1Q 2026 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

(1)     The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, finalized payment deferral plans, settled loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans and repayment plans that had been initiated but not completed and trial period modifications. As of March 31, 2026, there were approximately 16,000 loans in active forbearance plans, approximately 16,000 loans on trial period modifications, and approximately 4,000 loans in active repayment plans.
Multifamily Mortgage Credit Risk

Credit Quality of New Business Activity

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
Credit Enhancements

In connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower and our required capital. We evaluate and update our risk transfer strategy as needed depending on our business strategy, market conditions, and regulatory requirements.
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions upon issuance. In recent periods, we have primarily obtained credit enhancement coverage through MCIP and MSCR notes transactions due to our business strategy change. We typically retain higher levels of initial losses in these transactions compared to senior subordinate securitization transactions. As a result, the benefits provided by MCIP and MSCR notes may be lower than those provided by senior subordinate securitization transactions.

Freddie Mac 1Q 2026 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

Table 26 - Multifamily Mortgage Portfolio CRT Issuance

	1Q 2026		1Q 2025
(In millions)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)
Subordination	$666	$50	$6,604	$384
MSCR	20,661	336	11,574	279
MCIP	20,661	449	11,574	215
Lender risk-sharing	—	—	147	8
Less: UPB with more than one type of CRT	(20,661)	—	(11,574)	—
Total CRT issuance	$21,327	$835	$18,325	$886
(1) The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While subordination continues to be the primary form of credit enhancement coverage on our mortgage portfolio, our use of MCIP and MSCR notes transactions has grown in recent periods as a result of our business strategy change.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 27 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	March 31, 2026		December 31, 2025
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination(1)	$321,367	0.57%	$329,709	0.56%
MSCR/MCIP	122,011	0.08	102,444	0.24
Other	8,303	0.73	8,903	0.39
Total credit-enhanced	451,681	0.44	441,056	0.48
Non-credit-enhanced	46,651	0.29	54,779	0.13
Total	$498,332	0.43	$495,835	0.44
(1)    As of March 31, 2026 and December 31, 2025, our maximum coverage outstanding provided by subordination in nonconsolidated VIEs was $31.9 billion and $33.2 billion, respectively.
The Multifamily delinquency rate was 0.43% at March 31, 2026. As of March 31, 2026, 94% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both March 31, 2026 and December 31, 2025.
Seller Provided Indemnifications
Sellers are required to make certain representations and warranties regarding the loans they sell to us. In the event of a breach, sellers are obligated to either repurchase the affected loans or indemnify us for any losses incurred. Instead of demanding immediate repurchase, we may enter into forbearance and indemnification agreements with sellers. These agreements, among other provisions, delay the repurchase obligation for a specified period and fully transfer the risk of loss associated with the loan from us to the seller. Typically, as part of such agreements, we require sellers to provide cash or other collateral to secure potential future indemnification losses, although we remain subject to counterparty risk. While there has been an increase in the volume of seller repurchase and indemnification activities attributable to breaches of seller representation and warranties, these activities have remained limited. However, the volume of these activities may increase in the future.
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

Freddie Mac 1Q 2026 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

Interest-Rate Risk

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
Table 28 - Duration Gap and PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	March 31, 2026				December 31, 2025
	Duration Gap	PVS-YC(1)	PVS-L(1)		Duration Gap	PVS-YC(1)	PVS-L(1)
(Dollars in millions, duration gap in months)		25 bps	50 bps	100 bps		25 bps	50 bps	100 bps
Interest-rate risk related to:
Financial instruments primarily funded by debt	0.4	$2	$12	($29)	0.4	$5	$26	$18
All other financial instruments(2)	47.4	75	1,617	3,417	29.5	82	1,009	2,137
All financial instruments	11.6	77	1,629	3,388	7.3	76	1,035	2,154
PVS		77	1,629	3,388		76	1,035	2,154
(1)Positive amounts indicate the associated shift in the yield curve results in estimated present value losses. Negative amounts indicate the associated shift in the yield curve results in estimated present value gains.
(2)The UPB was $79.2 billion as of March 31, 2026 and $75.7 billion as of December 31, 2025.
Table 29 - Duration Gap and PVS Results

	1Q 2026			1Q 2025
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	9.3	$65	$1,324	0.8	$9	$86
Minimum	7.8	32	1,053	—	1	—
Maximum	12.0	88	1,666	2.0	24	228
Standard deviation	1.3	16	171	0.6	7	81
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivatives portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 30 - PVS-L Results Before Derivatives and After Derivatives

(In millions)	March 31, 2026	December 31, 2025
PVS-L (50 bps):
Before derivatives	$3,440	$3,364
After derivatives	1,629	1,035
Effect of derivatives	(1,811)	(2,329)
When managing interest-rate risk related to financial instruments not funded primarily by debt, we also consider the sensitivity of coupon income (interest income based on the stated or reinvestment rates) attributable to these instruments, which we believe is an appropriate measure as we are targeting duration to reduce our income volatility. We estimate the impact of a parallel 100 basis point increase and decrease in interest rates on coupon income attributable to these instruments over the next 12 months relative to the baseline scenario, assuming the total balance of these instruments stays constant. Unlike our economic risk measures (such as PVS and duration gap), which estimate changes to portfolio value, this analysis reflects only the coupon income sensitivity of our reported results to interest rate changes over a specific timeframe.
At March 31, 2026 and 2025, we estimate that a parallel 100 basis point increase in interest rates would result in an increase of $263 million and $489 million, respectively, and a parallel 100 basis point decrease would result in a decrease of $343 million and $492 million, respectively, in coupon income for financial instruments not primarily funded by debt, relative to the baseline.

Freddie Mac 1Q 2026 Form 10-Q	24

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Our other investments portfolio is important to our cash flow, collateral management, asset and liability management, and ability to provide liquidity and stability to the mortgage market. Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.0 billion as of March 31, 2026 and $4.8 billion as of December 31, 2025.
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
As of March 31, 2026, our aggregate indebtedness pursuant to the Purchase Agreement was $198.0 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
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

Freddie Mac 1Q 2026 Form 10-Q	25

Management's Discussion and Analysis	Liquidity and Capital Resources
Table 31 - Short-term and Long-term Debt Activity

	1Q 2026		1Q 2025
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term Debt:
Beginning balance	$37,867	3.82%	$14,716	4.59%
Issuances	31,365	3.64	38,793	4.31
Repayments	(1,480)	3.86	—	—
Maturities	(43,194)	3.78	(39,052)	4.42
Total short-term debt	24,558	3.66	14,457	4.29

Long-term Debt:
Beginning balance	172,693	4.15	172,942	3.65
Issuances	34,244	3.99	22,195	4.88
Repayments	(22,750)	4.41	(18,106)	5.10
Maturities	(10,721)	5.07	(6,824)	2.16
Total long-term debt	173,466	4.03	170,207	3.72
Total short-term and long-term debt, net	$198,024	3.98%	$184,664	3.76%

(1)Average rate is weighted based on par value.
Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of March 31, 2026, $80.5 billion of the outstanding $98.7 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.
Maturity and Redemption Dates
The table below presents the par value of total short-term and long-term debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt, and the contractual maturity date for all other short-term and long-term debt.
Table 32 - Maturity and Redemption Dates

	As of March 31, 2026		As of December 31, 2025
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Short-term debt	$24,558	$24,558	$37,867	$37,867
Long-term debt:
1 year or less	44,246	124,760	45,515	120,398
1 year through 2 years	40,497	31,258	43,860	34,849
2 years through 3 years	24,880	5,660	22,474	5,615
3 years through 4 years	9,814	2,070	9,806	2,055
4 years through 5 years	40,002	2,978	33,871	—
Thereafter	13,539	6,252	16,622	9,231
STACR and SCR debt(1)	488	488	546	546
Total short-term and long-term debt	$198,024	$198,024	$210,561	$210,561
(1)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty and are, therefore, included as a separate category in the table.
Debt Issued by Consolidated Trusts

Debt issued by consolidated trusts relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to finance our guarantee activities. When we consolidate securitization trusts, we recognize on our condensed consolidated balance sheets the assets held by the trusts, the majority of which are mortgage loans, and the debt issued by the trusts.

Freddie Mac 1Q 2026 Form 10-Q	26

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt issued by consolidated trusts.
Table 33 - Debt Issued by Consolidated Trusts

(In millions)	1Q 2026	1Q 2025
Beginning balance	$3,163,684	$3,085,981
Issuances	165,358	120,942
Repayments and extinguishments	(147,061)	(97,496)
Ending balance	3,181,981	3,109,427
Unamortized premiums and discounts	33,014	35,821
Debt issued by consolidated trusts	$3,214,995	$3,145,248
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased slightly from $4.8 billion as of March 31, 2025 to $4.5 billion as of March 31, 2026.
Capital Resources
The table below presents activity related to our net worth.
Table 34 - Net Worth Activity

(In millions)	1Q 2026	1Q 2025
Beginning balance	$70,384	$59,575
Comprehensive income	3,538	2,828
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$73,922	$62,403

Remaining Treasury funding commitment	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	143,032	132,223

Freddie Mac 1Q 2026 Form 10-Q	27

Management's Discussion and Analysis	Liquidity and Capital Resources

ERCF

For a description of our capital requirements under the ERCF, including the amended provisions, see the MD&A - Regulation and Supervision section in our 2025 Annual Report.
Capital Metrics
The table below presents the components of our regulatory capital.
Table 35 - Regulatory Capital Components

(In millions)	March 31, 2026	December 31, 2025
Total equity	$73,922	$70,384
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(12,835)	(16,373)
Less: Deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	4,886	5,169
Common equity Tier 1 capital	(17,721)	(21,542)
Add: Preferred stock	14,109	14,109
Tier 1 capital	(3,612)	(7,433)
Tier 2 capital adjustments	—	—
Adjusted total capital	($3,612)	($7,433)
The table below presents the components of our statutory capital.
Table 36 - Statutory Capital Components

(In millions)	March 31, 2026	December 31, 2025
Total equity	$73,922	$70,384
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	31	51
Core capital	1,243	(2,315)
General allowance for foreclosure losses(1)	8,113	8,505
Total capital	$9,356	$6,190
(1)Represents our allowance for credit losses.

Freddie Mac 1Q 2026 Form 10-Q	28

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 37 - Capital Metrics Under ERCF

(In billions)	March 31, 2026	December 31, 2025
Adjusted total assets	$3,903	$3,905
Risk-weighted assets (standardized approach):
Credit risk	1,112	1,091
Market risk	74	67
Operational risk	73	73
Total risk-weighted assets	$1,259	$1,231

(In billions)	March 31, 2026	December 31, 2025
Stress capital buffer	$29	$29
Stability capital buffer	31	30
Countercyclical capital buffer amount	—	—
PCCBA	$60	$59
PLBA	$15	$15

	March 31, 2026
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$101	N/A	$101	$9	($92)
CET1 capital	57	$60	117	(18)	(135)
Tier 1 capital	76	60	136	(4)	(140)
Adjusted total capital	101	60	161	(4)	(165)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	0.7%	(7.3)%
CET1 capital	4.5	4.8%	9.3	(1.4)	(10.7)
Tier 1 capital	6.0	4.8	10.8	(0.3)	(11.1)
Adjusted total capital	8.0	4.8	12.8	(0.3)	(13.1)
Leverage capital amounts:
Core capital	$98	N/A	$98	$1	($97)
Tier 1 capital	98	$15	113	(4)	(117)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	—%	(2.5)%
Tier 1 capital	2.5	0.4%	2.9	(0.1)	(3.0)

Freddie Mac 1Q 2026 Form 10-Q	29

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2025
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$99	N/A	$99	$6	($93)
CET1 capital	55	$59	114	(22)	(136)
Tier 1 capital	74	59	133	(7)	(140)
Adjusted total capital	99	59	158	(7)	(165)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	0.5%	(7.5)%
CET1 capital	4.5	4.8%	9.3	(1.8)	(11.1)
Tier 1 capital	6.0	4.8	10.8	(0.6)	(11.4)
Adjusted total capital	8.0	4.8	12.8	(0.6)	(13.4)
Leverage capital amounts:
Core capital	$98	N/A	$98	($2)	($100)
Tier 1 capital	98	$15	113	(7)	(120)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.1)%	(2.6)%
Tier 1 capital	2.5	0.4%	2.9	(0.2)	(3.1)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At March 31, 2026, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 1Q 2026 Form 10-Q	30

Management's Discussion and Analysis	Critical Accounting Estimates
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates and policies relate to the Single-Family allowance for credit losses. For additional information about our critical accounting estimates and significant accounting policies, see Note 1 and MD&A - Critical Accounting Estimates in our 2025 Annual Report.
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
Table 38 - Forecasted House Price Growth Rates

	March 31, 2026	December 31, 2025
12-Month Forward	2.3%	0.5%
13- to 24-Month Forward	2.4	1.4

Freddie Mac 1Q 2026 Form 10-Q	31

Management's Discussion and Analysis	Regulation and Supervision

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
FICO Score 10T and VantageScore 4.0

On April 22, 2026, we announced a limited rollout to accept loans scored with VantageScore® 4.0 (VS4) from approved sellers. We also announced we expect similar implementation efforts for FICO® Score 10T at a later date.

Freddie Mac 1Q 2026 Form 10-Q	32

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to our conservatorship, our current expectations and objectives for our Single-Family and Multifamily segments, our efforts to assist the housing market, liquidity and capital management, and the effects of economic and market conditions and trends including changes in house prices and house price forecasts, our market coverage, the effect of legislative, judicial, and regulatory developments and new accounting guidance, the credit quality of loans the company owns or guarantees, the costs and benefits of the company’s CRT transactions, the impact of banking crises or failures, and the effects of wars, terrorist incidents, public policy and political developments, cybersecurity incidents, natural disasters or catastrophic events and actions taken in response thereto. Forward-looking statements involve known and unknown risks and uncertainties beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," "can," "risk," "would," "design," "option," "continue," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2025 Annual Report, and including, without limitation, the following:
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
■ Changes in economic and market conditions, including trade laws or policies such as tariffs, geopolitical instability and conflicts (including in the Middle East), volatility in the financial services industry, changes in employment rates, immigration policy, inflation, interest rates, spreads, and house prices;
■ Changes in the fiscal and monetary policies of the Federal Reserve, including changes in target interest rates and in the amount of agency MBS and agency CMBS held by the Federal Reserve;
■ The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement, including any amendments thereto;
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

Freddie Mac 1Q 2026 Form 10-Q	33

Management's Discussion and Analysis	Forward-Looking Statements

■ Our operational ability to issue new securities, make timely and correct payments on securities, and provide initial and ongoing disclosures;
■ Our reliance on U.S. FinTech and the mortgage securitization platform for the operation of the majority of our Single-Family securitization activities, limits on our influence over U.S. FinTech Board decisions, and any additional changes FHFA may require in our relationship with, or support of, U.S. FinTech;
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
■ Changes in the practices or performance of loan originators, servicers, property managers, investors, insurers, and other participants in the secondary mortgage market including changes as a result of the use and/or regulation of AI technologies or other emerging technologies;
■    Opportunities and risks presented by our use of AI and other emerging technologies;
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
■ The occurrence of a catastrophic event or natural disaster in areas in which our offices, significant portions of our total mortgage portfolio, or the offices of critical third parties are located, and for which we may be uninsured or significantly underinsured; and
■    Other factors and assumptions described in this Form 10-Q and our 2025 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 1Q 2026 Form 10-Q	34

Financial Statements

Financial Statements

Freddie Mac 1Q 2026 Form 10-Q	35

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	1Q 2026	1Q 2025
Net interest income
Interest income	$33,650	$31,365
Interest expense	(28,031)	(26,263)
Net interest income	5,619	5,102

Non-interest income
Guarantee income	320	440
Investment gains (losses), net	42	192
Other income	152	118
Non-interest income	514	750
Net revenues	6,133	5,852

(Provision) benefit for credit losses	320	(280)

Non-interest expense
Salaries and employee benefits	(376)	(423)
Professional services, technology, and occupancy	(250)	(253)
Credit enhancement expense	(441)	(540)
Legislative and regulatory assessments	(832)	(817)
Other expense	(123)	(55)
Non-interest expense	(2,022)	(2,088)

Income before income tax expense	4,431	3,484
Income tax expense	(873)	(690)
Net income	3,558	2,794
Other comprehensive income (loss), net of taxes and reclassification adjustments	(20)	34
Comprehensive income	$3,538	$2,828

Net income	$3,558	$2,794
Amounts attributable to senior preferred stock	(3,538)	(2,828)
Net income (loss) attributable to common stockholders	$20	($34)
Net income (loss) per common share	$0.01	($0.01)
Weighted average common shares (in millions)	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2026 Form 10-Q	36

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2026	2025
Assets
Cash and cash equivalents (includes $1,299 and $1,234 of restricted cash and cash equivalents)	$4,469	$5,327
Securities purchased under agreements to resell	74,804	71,919
Investment securities, at fair value	75,939	85,412
Mortgage loans held-for-sale	1,225	1,014
Mortgage loans held-for-investment (net of allowance for credit losses of $7,643 and $7,968 and includes $6,906 and $7,005 at fair value)	3,302,306	3,290,066
Accrued interest receivable	12,207	12,254
Deferred tax assets, net	4,740	5,040
Other assets (includes $6,294 and $6,421 at fair value)	29,628	26,566
Total assets	$3,505,318	$3,497,598
Liabilities and equity
Liabilities
Accrued interest payable	$10,556	$10,597
Debt issued by consolidated trusts (includes $5,971 and $5,841 at fair value)	3,214,995	3,198,008
Short-term debt	24,408	37,718
Long-term debt (includes $189 and $195 at fair value)	169,850	169,296
Other liabilities (includes $983 and $781 at fair value)	11,587	11,595
Total liabilities	3,431,396	3,427,214
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $143,032 and $140,248)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(8,981)	(12,539)
AOCI, net of taxes	31	51
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	73,922	70,384
Total liabilities and equity	$3,505,318	$3,497,598
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2026	2025
Assets
Cash and cash equivalents (includes $1,202 and $1,136 of restricted cash and cash equivalents)	$1,202	$1,136
Securities purchased under agreements to resell	22,262	19,107
Investment securities, at fair value	446	34
Mortgage loans held-for-investment	3,222,541	3,198,847
Accrued interest receivable	10,970	10,825
Other assets	10,879	8,573
Total assets of consolidated VIEs	$3,268,300	$3,238,522
Liabilities
Accrued interest payable	$9,441	$9,312
Debt issued by consolidated trusts	3,214,995	3,198,008
Total liabilities of consolidated VIEs	$3,224,436	$3,207,320
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2026 Form 10-Q	37

Financial Statements	Condensed Consolidated Statements of Equity
FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Senior preferred stock
Balance at beginning of period and March 31	$72,648	$72,648
Preferred stock, at redemption value
Balance at beginning of period and March 31	14,109	14,109
Common stock, at par value
Balance at beginning of period and March 31	—	—
Retained earnings
Balance at beginning of period	(12,539)	(23,270)
Net income	3,558	2,794
Balance at March 31	(8,981)	(20,476)
AOCI, net of tax
Balance at beginning of period	51	(27)
Other comprehensive income (loss), net of taxes of $5 million and, $9 million, respectively	(20)	34
Balance at March 31	31	7
Treasury stock, at cost
Balance at beginning of period and March 31	(3,885)	(3,885)
Total equity	$73,922	$62,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2026 Form 10-Q	38

Financial Statements	Condensed Consolidated Statements of Cash Flows
FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2026	1Q 2025
Net cash provided by (used in) operating activities	$3,868	$3,572
Cash flows from investing activities
Investment securities:
Purchases	(18,278)	(14,755)
Proceeds from sales	22,518	9,652
Proceeds from maturities and repayments	4,603	1,230
Mortgage loans acquired held-for-investment:
Purchases	(47,973)	(25,925)
Proceeds from sales	443	946
Proceeds from repayments	98,902	65,573
Advances under secured lending arrangements	(38,303)	(27,899)
Net (increase) decrease in securities purchased under agreements to resell	(750)	(968)
Cash flows related to derivatives	387	(1,182)
Other, net	(108)	(183)
Net cash provided by (used in) investing activities	21,441	6,489
Cash flows from financing activities
Debt issued by consolidated trusts:
Proceeds from issuance	100,854	65,596
Repayments and redemptions	(112,410)	(69,476)
Borrowings with original maturity of more than three months:
Proceeds from issuance	48,476	24,257
Repayments	(48,693)	(34,845)
Net increase (decrease) in:
Borrowings with original maturity of three months or less	(12,258)	7,648
Securities sold under agreements to repurchase	(2,135)	(3,984)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	(26,167)	(10,805)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(858)	(744)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	5,327	5,534
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$4,469	$4,790

Supplemental cash flow information
Cash paid for:
Debt interest	$29,832	$27,348
Income taxes (net of refunds received)	—	—
Non-cash investing and financing activities (Note 3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2026 Form 10-Q	39

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For more information on the conservatorship, the roles of FHFA and Treasury, and the Purchase Agreement, see our 2025 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2025 Annual Report.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2025 Annual Report.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.
We have reclassified certain amounts reported in our prior period condensed consolidated financial statements to conform to the current period presentation.
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

Freddie Mac 1Q 2026 Form 10-Q	40

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The amendments in this Update clarify certain aspects of the guidance on hedge accounting and address several incremental hedging issues arising from the global reference rate reform initiative.	January 1, 2026	The adoption of these amendments did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disaggregated disclosures for certain expense categories.	December 31, 2027	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans	The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326.	January 1, 2027	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 1Q 2026 Form 10-Q	41

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	March 31, 2026
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,416	$157	$491	$29,528	$24,180
Resecuritization products(2)	5,139	81	710	97,155	97,525
CRT products(3)	—	100	108	24,614	5
Total Single-Family	6,555	338	1,309	151,297	121,710
Multifamily:
Securitization products(4)	4,255	4,656	3,661	324,122	292,245
CRT products(3)	—	34	20	2,759	16
Total Multifamily	4,255	4,690	3,681	326,881	292,261
Other	—	6	—	61	14
Total	$10,810	$5,034	$4,990	$478,239	$413,985

Freddie Mac 1Q 2026 Form 10-Q	42

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2025
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,451	$162	$498	$30,025	$24,604
Resecuritization products(2)	5,503	74	675	98,370	98,754
CRT products(3)	—	97	134	24,437	6
Total Single-Family	6,954	333	1,307	152,832	123,364
Multifamily:
Securitization products(4)	5,052	4,886	3,792	332,572	299,507
CRT products(3)	—	31	21	2,446	16
Total Multifamily	5,052	4,917	3,813	335,018	299,523
Other	—	7	—	64	15
Total	$12,006	$5,257	$5,120	$487,914	$422,902
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
(4)    Maximum exposure to loss excludes the exposure related to advances made by us as guarantor or master servicer. The outstanding balance of guarantor advances were $0.3 billion and $0.4 billion as of March 31, 2026 and December 31, 2025, respectively. The outstanding balance of master servicer advances were not material for the periods presented.
Investments in Low Income Housing Tax Credits

We invest in LIHTC partnerships to support and preserve the supply of affordable housing. These investments do not provide us with a controlling financial interest in the underlying partnerships and we therefore do not consolidate these entities. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $5.3 billion as of March 31, 2026 and $5.2 billion as of December 31, 2025.

Freddie Mac 1Q 2026 Form 10-Q	43

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	March 31, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$1,449	$2	$1,451	$1,108	$136	$1,244
Cost basis and fair value adjustments, net	(225)	(1)	(226)	(216)	(14)	(230)
Total held-for-sale loans, net	1,224	1	1,225	892	122	1,014
Held-for-investment UPB	3,119,960	164,268	3,284,228	3,117,945	153,124	3,271,069
Cost basis and fair value adjustments, net(1)	26,291	(570)	25,721	27,491	(526)	26,965
Allowance for credit losses	(6,977)	(666)	(7,643)	(7,297)	(671)	(7,968)
Total held-for-investment loans, net(2)	3,139,274	163,032	3,302,306	3,138,139	151,927	3,290,066
Total mortgage loans, net	$3,140,498	$163,033	$3,303,531	$3,139,031	$152,049	$3,291,080
(1)Includes ($0.4) billion and ($0.3) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes $6.9 billion and $7.0 billion of multifamily held-for-investment loans for which we have elected the fair value option as of March 31, 2026 and December 31, 2025, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	1Q 2026	1Q 2025
Single-Family:
Purchases:
Held-for-investment loans	$102,513	$77,646
Sales of held-for-sale loans(1)	—	759
Multifamily:
Purchases:
Held-for-investment loans	12,700	3,914
Held-for-sale loans	96	5,431
Sales of held-for-sale loans(2)	671	6,604
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 1Q 2026 Form 10-Q	44

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	1Q 2026			1Q 2025
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$542	$22	$—	$689	$7	$—
Held-for-sale to held-for-investment(2)	146	9	12	258	21	13
Multifamily reclassifications from:
Held-for-investment to held-for-sale	442	1	(20)	527	1	(27)
Held-for-sale to held-for-investment(2)	—	—	—	190	(1)	5
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	March 31, 2026	December 31, 2025	1Q 2026
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$17,002	$16,739	$48
15-year or less, amortizing fixed-rate	462	482	1
Adjustable-rate and other	217	221	—
Total Single-Family	17,681	17,442	49
Total Multifamily	50	227	—
Total Single-Family and Multifamily	$17,731	$17,669	$49

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	March 31, 2025	December 31, 2024	1Q 2025
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,724	$15,157	$43
15-year or less, amortizing fixed-rate	487	511	1
Adjustable-rate and other	256	240	1
Total Single-Family	16,467	15,908	45
Total Multifamily	207	125	1
Total Single-Family and Multifamily	$16,674	$16,033	$46
(1)Excludes amounts related to loans for which we have elected the fair value option.
(2)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.

Freddie Mac 1Q 2026 Form 10-Q	45

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below provides the amount of accrued interest receivable presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that was charged off.
Table 3.5 - Accrued Interest Receivable and Related Charge-Offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-Offs
(In millions)	March 31, 2026	December 31, 2025	1Q 2026	1Q 2025
Single-Family loans	$10,598	$10,547	($73)	($64)
Multifamily loans	708	663	—	(3)
Credit Quality

Single-Family
The current LTV ratio is a key factor we consider when estimating our allowance for credit losses for single-family loans. As current LTV ratios increase, the borrower's equity in the home decreases, which may negatively affect the borrower's ability to refinance or to sell the property for an amount at or above the balance of the outstanding loan.
The table below presents the amortized cost basis of single-family held-for-investment loans by current LTV ratio and charge-offs related to these loans. Our current LTV ratios are estimates based on available data through the end of each period presented.

Freddie Mac 1Q 2026 Form 10-Q	46

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	March 31, 2026
	Year of Origination						Total
(In millions)	2026	2025	2024	2023	2022	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$8,698	$50,304	$44,393	$37,527	$114,041	$1,473,337	$1,728,300
> 60 to 80	24,341	121,494	103,454	89,654	157,726	208,915	705,584
> 80 to 90	11,704	66,473	62,480	46,818	41,470	9,799	238,744
> 90 to 100	12,397	82,702	47,792	14,915	9,725	1,533	169,064
> 100	67	738	2,323	1,889	1,830	244	7,091
Total 20- and 30-year or more, amortizing fixed-rate	57,207	321,711	260,442	190,803	324,792	1,693,828	2,848,783
Current-year gross charge-offs	—	2	17	28	36	41	124
15-year or less, amortizing fixed-rate
≤ 60	1,921	10,706	5,535	3,824	19,373	198,169	239,528
> 60 to 80	2,222	9,611	3,903	1,636	1,513	235	19,120
> 80 to 90	609	2,013	545	83	44	1	3,295
> 90 to 100	262	955	68	10	7	—	1,302
> 100	3	8	1	—	—	—	12
Total 15-year or less, amortizing fixed-rate	5,017	23,293	10,052	5,553	20,937	198,405	263,257
Current-year gross charge-offs	—	—	—	—	1	1	2
Adjustable-rate and other
≤ 60	367	1,937	337	401	1,723	13,138	17,903
> 60 to 80	976	4,578	886	1,125	2,055	603	10,223
> 80 to 90	386	2,046	495	562	556	26	4,071
> 90 to 100	269	1,577	209	145	128	5	2,333
> 100	—	4	3	16	23	1	47
Total adjustable-rate and other	1,998	10,142	1,930	2,249	4,485	13,773	34,577
Current-year gross charge-offs	—	—	—	—	—	—	—
Total for all loan product types by current LTV ratio:
≤ 60	10,986	62,947	50,265	41,752	135,137	1,684,644	1,985,731
> 60 to 80	27,539	135,683	108,243	92,415	161,294	209,753	734,927
> 80 to 90	12,699	70,532	63,520	47,463	42,070	9,826	246,110
> 90 to 100	12,928	85,234	48,069	15,070	9,860	1,538	172,699
> 100	70	750	2,327	1,905	1,853	245	7,150
Total Single-Family loans	$64,222	$355,146	$272,424	$198,605	$350,214	$1,906,006	$3,146,617
Total current-year gross charge-offs	$—	$2	$17	$28	$37	$42	$126

Freddie Mac 1Q 2026 Form 10-Q	47

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2025
	Year of Origination						Total
(In millions)	2025	2024	2023	2022	2021	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,112	$47,188	$39,388	$114,149	$557,834	$936,838	$1,742,509
> 60 to 80	118,639	110,794	95,194	162,477	179,033	40,311	706,448
> 80 to 90	60,372	67,451	50,223	43,480	9,002	1,135	231,663
> 90 to 100	77,814	51,196	16,197	10,399	1,386	292	157,284
> 100	557	2,426	1,822	1,663	156	84	6,708
Total 20- and 30-year or more, amortizing fixed-rate	304,494	279,055	202,824	332,168	747,411	978,660	2,844,612
Full-year gross charge-offs	1	22	44	73	54	172	366
15-year or less, amortizing fixed-rate
≤ 60	9,953	5,816	3,987	19,872	96,005	111,387	247,020
> 60 to 80	9,450	4,281	1,879	1,833	286	17	17,746
> 80 to 90	1,967	639	105	57	3	—	2,771
> 90 to 100	1,007	104	15	7	—	—	1,133
> 100	8	2	1	—	—	—	11
Total 15-year or less, amortizing fixed-rate	22,385	10,842	5,987	21,769	96,294	111,404	268,681
Full-year gross charge-offs	—	—	—	1	1	1	3
Adjustable-rate and other
≤ 60	1,797	358	412	1,753	3,121	10,469	17,910
> 60 to 80	4,321	923	1,184	2,138	489	155	9,210
> 80 to 90	1,783	522	581	574	19	9	3,488
> 90 to 100	1,312	226	153	132	3	2	1,828
> 100	2	2	12	19	—	2	37
Total adjustable-rate and other	9,215	2,031	2,342	4,616	3,632	10,637	32,473
Full-year gross charge-offs	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	58,862	53,362	43,787	135,774	656,960	1,058,694	2,007,439
> 60 to 80	132,410	115,998	98,257	166,448	179,808	40,483	733,404
> 80 to 90	64,122	68,612	50,909	44,111	9,024	1,144	237,922
> 90 to 100	80,133	51,526	16,365	10,538	1,389	294	160,245
> 100	567	2,430	1,835	1,682	156	86	6,756
Total Single-Family loans	$336,094	$291,928	$211,153	$358,553	$847,337	$1,100,701	$3,145,766
Total full-year gross charge-offs	$1	$22	$44	$75	$55	$174	$371
Multifamily
The table below presents the amortized cost basis of our multifamily held-for-investment loans, for which we have not elected the fair value option, by credit quality indicator, and charge-offs related to these loans. These indicators are based on available data through the end of each period presented, involve significant management judgment, and are defined as follows:
■    "Pass" is current and adequately protected by the borrower's current financial strength and debt service capacity;
■    "Special mention" has administrative issues that may affect future repayment prospects but does not have current credit weaknesses. In addition, this category generally includes loans in forbearance;
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 1Q 2026 Form 10-Q	48

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	March 31, 2026
	Year of Origination							Total
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans
Category:
Pass	$8,783	$66,396	$28,076	$12,949	$15,233	$20,258	$1,626	$153,321
Special mention	—	236	313	139	274	739	—	1,701
Substandard	—	—	254	419	662	435	—	1,770
Doubtful	—	—	—	—	—	—	—	—
Total	$8,783	$66,632	$28,643	$13,507	$16,169	$21,432	$1,626	$156,792
Current-year gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$50

	December 31, 2025
	Year of Origination							Total
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans
Category:
Pass	$63,205	$28,613	$13,374	$15,732	$7,238	$12,947	$1,851	$142,960
Special mention	—	49	173	177	96	670	—	1,165
Substandard	—	163	266	581	233	225	—	1,468
Doubtful	—	—	—	—	—	—	—	—
Total	$63,205	$28,825	$13,813	$16,490	$7,567	$13,842	$1,851	$145,593
Full-year gross charge-offs	$—	$—	$—	$11	$—	$115	$—	$126
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	March 31, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,800,859	$24,719	$6,726	$16,479	$2,848,783	$755
15-year or less, amortizing fixed-rate	261,508	1,079	220	450	263,257	7
Adjustable-rate and other	34,024	270	72	211	34,577	33
Total Single-Family	3,096,391	26,068	7,018	17,140	3,146,617	795
Total Multifamily	156,629	28	38	97	156,792	40
Total Single-Family and Multifamily	$3,253,020	$26,096	$7,056	$17,237	$3,303,409	$835

Freddie Mac 1Q 2026 Form 10-Q	49

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,793,168	$27,286	$7,892	$16,266	$2,844,612	$662
15-year or less, amortizing fixed-rate	266,741	1,196	276	468	268,681	7
Adjustable-rate and other	31,880	291	87	215	32,473	31
Total Single-Family	3,091,789	28,773	8,255	16,949	3,145,766	700
Total Multifamily	145,344	57	2	190	145,593	132
Total Single-Family and Multifamily	$3,237,133	$28,830	$8,257	$17,139	$3,291,359	$832
(1)The amount of held-for-investment loans three months or more past due and accruing interest was not material as of March 31, 2026. There were no held-for-investment loans that were three months or more past due and accruing interest as of December 31, 2025.
(2)Includes $4.1 billion and $4.0 billion of single-family loans that were in the process of foreclosure as of March 31, 2026 and December 31, 2025, respectively.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2026
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$6,079	$1,886	$419	$8,384	0.3%
15-year or less, amortizing fixed-rate	189	2	—	191	0.1
Adjustable-rate and other	54	2	—	56	0.2
Total Single-Family loan restructurings	$6,322	$1,890	$419	$8,631	0.3

	1Q 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$7,308	$1,675	$121	$9,104	0.3%
15-year or less, amortizing fixed-rate	255	—	—	255	0.1
Adjustable-rate and other	67	4	1	72	0.3
Total Single-Family loan restructurings	$7,630	$1,679	$122	$9,431	0.3

Freddie Mac 1Q 2026 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in the trial period modification plans was $4.1 billion and $2.9 billion as of March 31, 2026 and March 31, 2025, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $2.3 billion and $2.8 billion related to payment deferral plans for 1Q 2026 and 1Q 2025, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2026
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.7%	144	$26
15-year or less, amortizing fixed-rate	—	33	11
Adjustable-rate and other	NM	157	15

	1Q 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	166	$15
15-year or less, amortizing fixed-rate	—	NM	10
Adjustable-rate and other	0.6	224	11

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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2026
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,056	$982	$136	$2,174
15-year or less, amortizing fixed-rate	24	—	—	24
Adjustable-rate and other	11	1	—	12
Total Single-Family	$1,091	$983	$136	$2,210

Freddie Mac 1Q 2026 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	1Q 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$975	$606	$9	$1,590
15-year or less, amortizing fixed-rate	35	—	—	35
Adjustable-rate and other	11	1	—	12
Total Single-Family	$1,021	$607	$9	$1,637

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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	March 31, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,192	$3,506	$2,029	$7,008	$27,735
15-year or less, amortizing fixed-rate	309	86	50	162	607
Adjustable-rate and other	91	25	13	61	190
Total Single-Family	$15,592	$3,617	$2,092	$7,231	$28,532

	March 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,733	$3,159	$2,000	$7,249	$25,141
15-year or less, amortizing fixed-rate	347	97	66	208	718
Adjustable-rate and other	80	17	18	77	192
Total Single-Family	$13,160	$3,273	$2,084	$7,534	$26,051
Non-Cash Investing and Financing Activities

During 1Q 2026 and 1Q 2025, we acquired $64.9 billion and $55.7 billion, respectively, of loans held-for-investment in exchange for the issuance of debt issued by consolidated trusts in guarantor swap transactions. We received approximately $37.6 billion and $27.6 billion of loans held-for-investment from sellers during 1Q 2026 and 1Q 2025, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2026 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	March 31, 2026
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$29,528	$24,180	$446	39
Other mortgage-related guarantees	7,044	7,044	89	26
Total Single-Family mortgage-related guarantees	36,572	31,224	535
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	324,122	292,245	3,426	34
Other mortgage-related guarantees	9,940	9,929	319	33
Total Multifamily mortgage-related guarantees	334,062	302,174	3,745
Guarantees of Fannie Mae securities	97,155	97,155	—	36
Other	61	384	—	29

	December 31, 2025
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,025	$24,604	$453	40
Other mortgage-related guarantees	7,212	7,212	96	26
Total Single-Family mortgage-related guarantees	37,237	31,816	549
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	332,572	299,507	3,629	34
Other mortgage-related guarantees	10,003	9,992	332	33
Total Multifamily mortgage-related guarantees	342,575	309,499	3,961
Guarantees of Fannie Mae securities	98,370	98,370	—	36
Other	64	399	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Maximum exposure to loss excludes the exposure related to advances made by us as guarantor. The outstanding balance of guarantor advances were $0.3 billion and $0.4 billion as of March 31, 2026 and December 31, 2025, respectively.

Freddie Mac 1Q 2026 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	March 31, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$32,234	$2,082	$831	$1,425	$36,572
Multifamily	331,758	380	191	1,733	334,062
Total	$363,992	$2,462	$1,022	$3,158	$370,634

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$32,713	$2,234	$860	$1,430	$37,237
Multifamily	340,501	141	218	1,715	342,575
Total	$373,214	$2,375	$1,078	$3,145	$379,812
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
The table below presents our other off-balance sheet credit exposures.
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	March 31, 2026	December 31, 2025
Mortgage loan purchase commitments(1)	$18,776	$14,010
Unsettled securities purchased under agreements to resell, net(2)	32,284	27,811
Other commitments(3)	3,772	3,788
Total	$54,832	$45,609
(1)Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $0.7 billion and $1.9 billion of unsettled securities sold under agreements to repurchase as of March 31, 2026 and December 31, 2025.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 1Q 2026 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	1Q 2026			1Q 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$7,549	$956	$8,505	$6,691	$548	$7,239
Provision (benefit) for credit losses	(311)	(9)	(320)	228	52	280
Charge-offs	(178)	(64)	(242)	(191)	(1)	(192)
Recoveries collected	60	1	61	27	1	28
Other(1)	108	1	109	96	—	96
Ending balance	$7,228	$885	$8,113	$6,851	$600	$7,451

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,977	$666	$7,643	$6,543	$431	$6,974
Other(2)	251	219	470	308	169	477
Total ending balance	$7,228	$885	$8,113	$6,851	$600	$7,451
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    1Q 2026 vs. 1Q 2025 - The benefit for credit losses for 1Q 2026 was driven by a credit reserve release in Single-Family primarily attributable to changes in our views of forecasted house price growth rates. The provision for credit losses for 1Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.

Freddie Mac 1Q 2026 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	March 31, 2026	December 31, 2025
Trading securities	$73,027	$82,096
Available-for-sale securities	2,912	3,316
Total fair value of investment securities	$75,939	$85,412
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	March 31, 2026	December 31, 2025
Mortgage-related securities	$11,227	$10,932
Non-mortgage-related securities	61,800	71,164
Total fair value of trading securities	$73,027	$82,096
The table below provides details of our net trading gains (losses) recognized during the periods presented.
Table 6.3 - Net Trading Gains (Losses)

(In millions)	1Q 2026	1Q 2025
Net trading gains (losses)	($431)	$361
Less: Net trading gains (losses) on securities sold	(30)	18
Net trading gains (losses) related to securities still held at period end	($401)	$343
Available-for-Sale Securities

At both March 31, 2026 and December 31, 2025, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.4 - Available-for-Sale Securities

	March 31, 2026
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$2,371	$12	($45)	$2,338	$5
Other mortgage-related securities	405	188	(19)	574	6
Total available-for-sale securities	$2,776	$200	($64)	$2,912	$11

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$2,726	$16	($40)	$2,702	$6
Other mortgage-related securities	423	209	(18)	614	7
Total available-for-sale securities	$3,149	$225	($58)	$3,316	$13

Freddie Mac 1Q 2026 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

The fair value of our available-for-sale securities held at March 31, 2026 scheduled to contractually mature after five years through ten years was $0.7 billion, with an additional $1.3 billion scheduled to contractually mature after ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	March 31, 2026
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$136	($1)	$1,423	($44)
Other mortgage-related securities	65	—	20	(19)
Total available-for-sale securities in a gross unrealized loss position	$201	($1)	$1,443	($63)

	December 31, 2025
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$178	$—	$1,713	($40)
Other mortgage-related securities	43	—	22	(18)
Total available-for-sale securities in a gross unrealized loss position	$221	$—	$1,735	($58)
At March 31, 2026, the gross unrealized losses in the table above relate to 114 securities.
The table below summarizes the total proceeds, gross realized gains, and gross realized losses from sales of available-for-sale securities.
Table 6.6 - Total Proceeds, Gross Realized Gains, and Gross Realized Losses from Sales of Available-for-Sale Securities(1)

(In millions)	1Q 2026
Gross realized gains	$—
Gross realized losses	(1)
Net realized gains (losses)	($1)
Total proceeds	$281
(1)There were no sales of available-for-sale securities during the quarter ended March 31, 2025.

Freddie Mac 1Q 2026 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Short-term and Long-term Debt
Short-term Debt

The table below summarizes the balances and effective interest rates for our short-term debt (debt with original maturities of one year or less).
Table 7.1 - Short-term Debt(1)

(Dollars in millions)	March 31, 2026	December 31, 2025
Par value	$24,558	$37,867
Carrying amount	24,408	37,718
Weighted average effective rate	3.66%	3.82%
(1)Includes $3.1 billion and $3.0 billion of callable debt as of March 31, 2026 and December 31, 2025, respectively.
Long-term Debt

The table below summarizes our long-term debt (debt with original maturities of more than one year).
Table 7.2 - Long-term Debt

	March 31, 2026				December 31, 2025
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Fixed-rate(3)	2026 - 2056	$102,753	$100,373	3.59%	2026 - 2054	$92,236	$90,104	3.62%
Variable-rate(4)	2026 - 2036	66,321	66,301	4.64	2026 - 2035	76,008	75,991	4.74
Zero-coupon	2027 - 2039	3,904	2,640	4.74	2026 - 2039	3,904	2,610	4.73
Other(5)	2028 - 2053	488	536	8.12	2028 - 2053	546	591	8.95
Total long-term debt		$173,466	$169,850	4.03		$172,694	$169,296	4.15
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.2 billion at both March 31, 2026 and December 31, 2025, of long-term debt that represents the fair value of debt for which the fair value option was elected. Includes hedge-related basis adjustments.
(2)Based on carrying amount. Excludes hedge-related basis adjustments.
(3)Includes $94.9 billion and $84.4 billion of callable debt as of March 31, 2026 and December 31, 2025, respectively.
(4)Includes $0.6 billion and $0.7 billion of callable debt as of March 31, 2026 and December 31, 2025, respectively.
(5)Includes STACR debt notes, SCR debt notes, and IO debt.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes contractual maturities of long-term debt securities at March 31, 2026.
Table 7.3 - Contractual Maturities of Long-term Debt(1)

(In millions)	Par Value
2026	$33,795
2027	46,896
2028	19,975
2029	17,418
2030	24,760
Thereafter	30,134
Total	$172,978
(1)Excludes $0.5 billion of STACR debt notes and SCR debt notes. Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty.

Freddie Mac 1Q 2026 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Derivatives
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	March 31, 2026			December 31, 2025
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$621,581	$1,098	($308)	$557,848	$1,148	($306)
Written options	47,380	—	(1,434)	40,480	—	(1,459)
Purchased options(1)	111,866	4,020	—	108,030	3,893	—
Futures	78,860	—	—	87,007	—	—
Total interest-rate risk management derivatives	859,687	5,118	(1,742)	793,365	5,041	(1,765)
Mortgage commitment derivatives	94,829	48	(98)	57,170	28	(15)
CRT-related derivatives(2)	27,373	—	(128)	26,883	—	(155)
Other	34,192	61	(662)	31,096	73	(601)
Total derivatives not designated as hedges	1,016,081	5,227	(2,630)	908,514	5,142	(2,536)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	119,551	107	(2,348)	125,908	198	(2,224)
Total derivatives designated as fair value hedges	119,551	107	(2,348)	125,908	198	(2,224)
Receivables (payables)		1	(196)		107	—
Netting adjustments(3)		(3,774)	4,191		(3,981)	3,979
Total derivatives portfolio, net	$1,135,632	$1,561	($983)	$1,034,422	$1,466	($781)
(1)Includes swaptions on credit indices with a notional amount of $2.4 billion and $6.4 billion at March 31, 2026 and December 31, 2025, respectively, and a fair value of $1.0 million at both March 31, 2026 and December 31, 2025.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 1Q 2026 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivatives Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	March 31, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$5,195	($4,127)	$5,247	($3,989)
Cleared and exchange-traded derivatives	31	(103)	77	—
Mortgage commitment derivatives	48	(155)	50	(15)
Other	61	(789)	73	(756)
Total derivatives	5,335	(5,174)	5,447	(4,760)
Counterparty netting	(3,077)	3,077	(2,998)	2,998
Cash collateral netting(1)	(697)	1,114	(983)	981
Net amount presented in the condensed consolidated balance sheets	1,561	(983)	1,466	(781)
Gross amount not offset in the condensed consolidated balance sheets(2)	(1,370)	34	(1,155)	—
Net amount	$191	($949)	$311	($781)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	1Q 2026	1Q 2025
Interest-rate risk management derivatives:
Swaps	$303	($317)
Written options	(6)	126
Purchased options	15	(216)
Futures	71	(166)
Total interest-rate risk management derivatives fair value gains (losses)	383	(573)
Mortgage commitment derivatives	222	(108)
CRT-related derivatives(1)	32	44
Other	(83)	111
Total derivatives not designated as hedges fair value gains (losses)	$554	($526)
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 1Q 2026 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Hedge Accounting

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	1Q 2026		1Q 2025
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$33,650	($28,031)	$31,365	($26,263)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(171)	—	695	—
Derivatives designated as hedging instruments	73	—	(772)	—
Interest accruals on hedging instruments	56	—	129	—
Discontinued hedge related basis adjustments amortization	53	—	66	—
Interest contracts on debt(1):
Gain (loss) on fair value hedging relationships:
Hedged items	—	240	—	(801)
Derivatives designated as hedging instruments	—	(231)	—	811
Interest accruals on hedging instruments	—	(115)	—	(478)
Discontinued hedge related basis adjustment amortization	—	1	—	(11)
Total impact of fair value hedge accounting	$11	($105)	$118	($479)
(1)Represents amounts primarily related to long-term debt on our condensed consolidated balance sheets.
The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	March 31, 2026
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,068,573	($2,887)	($366)	($2,521)	$43,397	$8,585
Debt(1)	(77,412)	2,316	—	16	—	—

	December 31, 2025
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,084,479	($2,768)	($330)	($2,438)	$44,826	$8,585
Debt(1)	(68,285)	2,054	—	15	—	—
(1)Represents amounts primarily related to long-term debt on our condensed consolidated balance sheets.

Freddie Mac 1Q 2026 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	March 31, 2026		December 31, 2025
(In millions)	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase
Gross amount recognized	$79,128	($4,324)	$78,378	($6,459)
Amount offset in the condensed consolidated balance sheets	(4,324)	4,324	(6,459)	6,459
Net amount presented in the condensed consolidated balance sheets	74,804	—	71,919	—
Gross amount not offset in the condensed consolidated balance sheets(1)	(74,804)	—	(71,919)	—
Net amount	$—	$—	$—	$—
(1)For securities purchased under agreements to resell, includes $64.2 billion and $78.3 billion of collateral that we had the right to repledge as of March 31, 2026 and December 31, 2025, respectively. We did not repledge collateral as of March 31, 2026 or December 31, 2025.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

(In millions)	March 31, 2026	December 31, 2025
Overnight and continuous	$4,324	$—
30 days or less	—	6,459
After 30 days through 90 days	—	—
Greater than 90 days	—	—
Total	$4,324	$6,459
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge, and for regulatory requirements.
Table 9.3 - Collateral in the Form of Securities Pledged

(In millions)	March 31, 2026	December 31, 2025
Trading securities	$8,433	$11,159

Freddie Mac 1Q 2026 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	1Q 2026	1Q 2025
Interest income
Mortgage loans	$31,932	$29,395
Investment securities	833	620
Securities purchased under agreements to resell	798	1,240
Other	87	110
Total interest income	33,650	31,365
Interest expense
Debt issued by consolidated trusts	(26,001)	(24,059)
Short-term debt	(275)	(161)
Long-term debt	(1,702)	(2,000)
Securities sold under agreements to repurchase	(53)	(43)
Total interest expense	(28,031)	(26,263)
Net interest income	5,619	5,102
(Provision) benefit for credit losses	320	(280)
Net interest income after (provision) benefit for credit losses	$5,939	$4,822

Freddie Mac 1Q 2026 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	1Q 2026			1Q 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$31,570	$2,080	$33,650	$30,046	$1,319	$31,365
Interest expense	(26,450)	(1,581)	(28,031)	(25,293)	(970)	(26,263)
Net interest income	5,120	499	5,619	4,753	349	5,102
Non-interest income
Guarantee income	20	300	320	23	417	440
Investment gains (losses), net	(66)	108	42	61	131	192
Other income	101	51	152	81	37	118
Non-interest income	55	459	514	165	585	750
Net revenues	5,175	958	6,133	4,918	934	5,852
(Provision) benefit for credit losses	311	9	320	(228)	(52)	(280)
Non-interest expense
Administrative expense(1)	(482)	(144)	(626)	(523)	(153)	(676)
Credit enhancement expense	(386)	(55)	(441)	(491)	(49)	(540)
Legislative and regulatory assessments	(821)	(11)	(832)	(807)	(10)	(817)
Other expense	(91)	(32)	(123)	(50)	(5)	(55)
Non-interest expense	(1,780)	(242)	(2,022)	(1,871)	(217)	(2,088)
Income before income tax expense	3,706	725	4,431	2,819	665	3,484
Income tax expense	(730)	(143)	(873)	(558)	(132)	(690)
Net income	2,976	582	3,558	2,261	533	2,794
Other comprehensive income (loss), net of taxes and reclassification adjustments	(13)	(7)	(20)	8	26	34
Comprehensive income	$2,963	$575	$3,538	$2,269	$559	$2,828
(1)Includes salaries and employee benefits and professional services, technology, and occupancy.

Freddie Mac 1Q 2026 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	March 31, 2026	December 31, 2025
Single-Family	$3,157,981	$3,156,290
Multifamily	498,332	495,835
Total segment assets	3,656,313	3,652,125
Reconciling items(1)	(150,995)	(154,527)
Total assets per condensed consolidated balance sheets	$3,505,318	$3,497,598

(1)Reconciling items include (1) assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and (2) assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 1Q 2026 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	March 31, 2026
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$919,994	29%	0.47%
Northeast	729,486	23	0.63
Southeast	565,501	18	0.68
Southwest	479,012	15	0.65
North Central	463,683	15	0.59
Total	$3,157,676	100%	0.60
State:
California	$507,586	16%	0.46%
Texas	229,802	7	0.74
Florida	213,829	7	0.81
New York	138,886	4	0.82
Illinois	117,944	4	0.71
All other	1,949,629	62	0.56
Total	$3,157,676	100%	0.60
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

Freddie Mac 1Q 2026 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	March 31, 2026
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$128,093	26%	0.87%
West	115,386	23	0.21
Southeast	105,307	21	0.10
Southwest	96,813	19	0.52
North Central	52,733	11	0.35
Total	$498,332	100%	0.43
State(3):
California	$61,347	12%	0.31
Texas	60,929	12	0.48
Florida	45,405	9	0.10
New York	39,756	8	2.10
Georgia	21,746	4	0.06
All other	269,149	55	0.28
Total	$498,332	100%	0.43
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

Freddie Mac 1Q 2026 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2026
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,263	$649	$—	$2,912
Trading:
Mortgage-related securities	—	8,551	2,676	—	11,227
Non-mortgage-related securities	61,551	249	—	—	61,800
Total trading securities	61,551	8,800	2,676	—	73,027
Total investment securities	61,551	11,063	3,325	—	75,939
Mortgage loans held-for-investment	—	6,190	716	—	6,906
Other assets:
Guarantee assets	—	—	4,495	—	4,495
Derivative assets, net	31	5,243	60	(3,773)	1,561
Other assets	—	—	238	—	238
Total other assets	31	5,243	4,793	(3,773)	6,294
Total assets carried at fair value on a recurring basis	$61,582	$22,496	$8,834	($3,773)	$89,139
Liabilities:
Debt issued by consolidated trusts	$—	$5,936	$35	$—	$5,971
Long-term debt	—	122	67	—	189
Other liabilities:
Derivative liabilities, net	3	4,879	96	(3,995)	983
Total liabilities carried at fair value on a recurring basis	$3	$10,937	$198	($3,995)	$7,143

Freddie Mac 1Q 2026 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,616	$700	$—	$3,316
Trading:
Mortgage-related securities	—	8,146	2,786	—	10,932
Non-mortgage-related securities	70,916	248	—	—	71,164
Total trading securities	70,916	8,394	2,786	—	82,096
Total investment securities	70,916	11,010	3,486	—	85,412
Mortgage loans held-for-investment	—	5,587	1,418	—	7,005
Other assets:
Guarantee assets	—	—	4,728	—	4,728
Derivative assets, net	5	5,261	74	(3,874)	1,466
Other assets	—	—	227	—	227
Total other assets	5	5,261	5,029	(3,874)	6,421
Total assets carried at fair value on a recurring basis	$70,921	$21,858	$9,933	($3,874)	$98,838
Liabilities:
Debt issued by consolidated trusts	$—	$5,808	$33	$—	$5,841
Long-term debt	—	125	70	—	195
Other liabilities:
Derivative liabilities, net	—	4,708	52	(3,979)	781
Total liabilities carried at fair value on a recurring basis	$—	$10,641	$155	($3,979)	$6,817
(1)     Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.

Freddie Mac 1Q 2026 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	1Q 2026
(In millions)	Investment Securities	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2026	$3,486	$1,418	$5,029	$155
Total realized/unrealized gains/losses(1)
Included in earnings	(84)	(6)	(27)	24
Included in other comprehensive income	(22)	—	—	—
Purchases	21	—	(11)	—
Issues	—	—	20	21
Sales	—	—	—	—
Settlements, net	(76)	(57)	(218)	(2)
Transfers into Level 3	—	39	—	—
Transfers out of Level 3	—	(678)	—	—
Balance at March 31, 2026	$3,325	$716	$4,793	$198
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of March 31, 2026(2)	($19)	($11)	($28)	$14
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of March 31, 2026	(18)	—	—	—

	1Q 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2025	$3,610	$1,295	$841	$5,439	$241
Total realized/unrealized gains/losses(1)
Included in earnings	(17)	3	10	79	(36)
Included in other comprehensive income	5	—	—	—	—
Purchases	88	32	—	—	—
Issues	—	—	—	153	3
Sales	—	—	—	(6)	—
Settlements, net	(42)	—	(55)	(274)	(3)
Transfers into Level 3	—	—	31	—	17
Transfers out of Level 3	—	(1,175)	(90)	—	(18)
Balance at March 31, 2025	$3,644	$155	$737	$5,391	$204
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of March 31, 2025(2)	$109	$3	$6	$79	($36)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of March 31, 2025	4	—	—	—	—

(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2026 and March 31, 2025, respectively.

Freddie Mac 1Q 2026 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides the valuation technique, range, and weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2026
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,402	External pricing sources	Price	$0.0 - $3,138.1	$77.2
	923	Other
Mortgage loans held-for-investment	716	External pricing sources	Price	$25.3 - $104.9	$83.2
Other assets	4,197	Discounted cash flows	OAS	20 - 840 bps	49 bps
	596	Other
Total Level 3 assets	$8,834
Liabilities
Total Level 3 liabilities	$198

	December 31, 2025
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,532	External pricing sources	Price	$0.0 - $3,520.6	$82.1
	954	Other
Mortgage loans held-for-investment	1,418	External pricing sources	Price	$48.4 - $105.8	$89.0
Other assets	4,424	Discounted cash flows	OAS	17 - 8,850 bps	50 bps
	605	Other
Total Level 3 assets	$9,933
Liabilities
Total Level 3 liabilities	$155
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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

(In millions)	March 31, 2026	December 31, 2025
Mortgage loans held-for-investment:(1)
Level 2	—	109
Level 3(2)	754	508
Total	$754	$617
(1)Includes loans that are classified as held-for-investment where we recognize credit losses, either through an allowance for credit losses or charge-off, based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost. The valuation date for certain items may occur during the period and not at period end.
(2)The predominant valuation technique used for Level 3 non-recurring fair value measurement at both March 31, 2026 and December 31, 2025 was external pricing sources. The unobservable inputs included a range of $77.2 - $104.5 and weighted average of $87.9 at March 31, 2026 and a range of $24.0 - $104.3 and weighted average of $85.7 at December 31, 2025.

Freddie Mac 1Q 2026 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.5 - Fair Value of Financial Instruments

		March 31, 2026
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$4,469	$4,469	$—	$—	$—	$4,469
Securities purchased under agreements to resell	Amortized cost	74,804	—	79,128	—	(4,324)	74,804
Investment securities:
Available-for-sale	FV - OCI	2,912	—	2,263	649	—	2,912
Trading	FV - NI	73,027	61,551	8,800	2,676	—	73,027
Total investment securities		75,939	61,551	11,063	3,325	—	75,939
Mortgage loans held-for-sale	Lower-of-cost-or fair -value	1,225	—	19	1,272	—	1,291
Mortgage loans held-for-investment, net of allowance for credit losses	Various(4)	3,302,306	—	2,614,200	390,594	—	3,004,794
Other assets:
Guarantee assets	FV - NI	4,495	—	—	4,497	—	4,497
Derivative assets, net	FV - NI	1,561	31	5,243	60	(3,773)	1,561
Other assets(5)	Various(6)	3,356	—	504	3,073	—	3,577
Total other assets		9,412	31	5,747	7,630	(3,773)	9,635
Total financial assets		$3,468,155	$66,051	$2,710,157	$402,821	($8,097)	$3,170,932
Financial liabilities
Debt issued by consolidated trusts	Various(7)	$3,214,995	$—	$2,914,620	$376	$—	$2,914,996
Short-term debt	Amortized cost	24,408	—	24,405	—	—	24,405
Long-term debt	Various(8)	169,850	—	167,673	2,669	—	170,342
Securities sold under agreements to repurchase	Amortized cost	—	—	4,324	—	(4,324)	—
Other liabilities:
Guarantee obligations	Amortized cost	4,258	—	91	5,799	—	5,890
Derivative liabilities, net	FV - NI	983	3	4,879	96	(3,995)	983
Other liabilities(5)	FV - NI	—	—	291	54	—	345
Total other liabilities		5,241	3	5,261	5,949	(3,995)	7,218
Total financial liabilities		$3,414,494	$3	$3,116,283	$8,994	($8,319)	$3,116,961

Freddie Mac 1Q 2026 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2025
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,327	$5,327	$—	$—	$—	$5,327
Securities purchased under agreements to resell	Amortized cost	71,919	—	78,378	—	(6,459)	71,919
Investment securities:
Available-for-sale	FV - OCI	3,316	—	2,616	700	—	3,316
Trading	FV - NI	82,096	70,916	8,394	2,786	—	82,096
Total investment securities		85,412	70,916	11,010	3,486	—	85,412
Mortgage loans held-for-sale	Lower-of-cost-or fair -value	1,014	—	139	939	—	1,078
Mortgage loans held-for-investment, net of allowance for credit losses	Various(4)	3,290,066	—	2,626,057	382,754	—	3,008,811
Other assets:
Guarantee assets	FV - NI	4,728	—	—	4,730	—	4,730
Derivative assets, net	FV - NI	1,466	5	5,261	74	(3,874)	1,466
Other assets(5)	Various(6)	2,607	—	445	2,442	—	2,887
Total other assets		8,801	5	5,706	7,246	(3,874)	9,083
Total financial assets		$3,462,539	$76,248	$2,721,290	$394,425	($10,333)	$3,181,630
Financial liabilities
Debt issued by consolidated trusts	Various(7)	$3,198,008	$—	$2,913,353	$434	$—	$2,913,787
Short-term debt	Amortized cost	37,718	—	37,727	—	—	37,727
Long-term debt	Various(8)	169,296	—	167,440	2,674	—	170,114
Securities sold under agreements to repurchase	Amortized cost	—	—	6,459	—	(6,459)	—
Other liabilities:
Guarantee obligations	Amortized cost	4,494	—	92	6,104	—	6,196
Derivative liabilities, net	FV - NI	781	—	4,708	52	(3,979)	781
Other liabilities(5)	FV - NI	—	—	184	78	—	262
Total other liabilities		5,275	—	4,984	6,234	(3,979)	7,239
Total financial liabilities		$3,410,297	$—	$3,129,963	$9,342	($10,438)	$3,128,867
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $6.9 billion as of March 31, 2026, respectively, and $3.3 trillion and $7.0 billion as of December 31, 2025, respectively.
(5)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(6)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.1 billion and $0.2 billion as of March 31, 2026, respectively, and $2.4 billion and $0.2 billion as of December 31, 2025, respectively.
(7)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $6.0 billion as of March 31, 2026, respectively, and $3.2 trillion and $5.8 billion as of December 31, 2025, respectively.
(8)The GAAP carrying amounts measured at amortized cost and FV - NI were $0.2 trillion and $0.2 billion as of March 31, 2026, respectively, and $0.2 trillion and $0.2 billion as of December 31, 2025, respectively.

Freddie Mac 1Q 2026 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.6 - Difference Between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	March 31, 2026			December 31, 2025
(In millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Mortgage loans held-for-investment	6,906	7,073	(167)	7,005	7,148	(143)
Long-term debt	49	46	3	51	48	3
Debt issued by consolidated trusts	5,441	5,526	(85)	5,387	5,445	($58)
(1)    Excludes interest-only securities related to debt issued by consolidated trusts and long-term debt with a fair value of $0.7 billion as of March 31, 2026 and $0.6 billion as of December 31, 2025.
The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.7 - Changes in Fair Value Under the Fair Value Option Election

	1Q 2026	1Q 2025
(In millions)	Gains (Losses)
Mortgage loans held-for-sale	$—	$227
Mortgage loans held-for-investment	(24)	48
Long-term debt	3	11
Debt issued by consolidated trusts	34	(47)
Other assets/other liabilities	—	100
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 1Q 2026 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac 1Q 2026 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.
Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 2023, we recorded a $313 million accrual for the adverse judgment. On March 20, 2024, the District Court entered final judgment. On April 17, 2024, the defendants filed a renewed motion for judgment as a matter of law, notwithstanding the jury verdict, which was denied on March 14, 2025. The defendants filed a notice of appeal to the U.S. Court of Appeals for the D.C. Circuit on April 11, 2025. On April 25, 2025, the individual plaintiffs and the class plaintiffs filed their own appeals to the U.S. Court of Appeals for the D.C. Circuit. Oral argument was held before the U.S. Court of Appeals for the D.C. Circuit on April 21, 2026, and a decision is pending.

Freddie Mac 1Q 2026 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			March 31, 2026		December 31, 2025
Adjusted total assets			$3,903		$3,905
Risk-weighted assets (standardized approach)			1,259		1,231

	March 31, 2026
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$9	$101	$101	0.7%	8.0%	8.0%
CET1 capital	(18)	57	117	(1.4)	4.5	9.3
Tier 1 capital	(4)	76	136	(0.3)	6.0	10.8
Adjusted total capital	(4)	101	161	(0.3)	8.0	12.8
Leverage capital:
Core capital	1	98	98	—	2.5	2.5
Tier 1 capital	(4)	98	113	(0.1)	2.5	2.9

	December 31, 2025
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$6	$99	$99	0.5%	8.0%	8.0%
CET1 capital	(22)	55	114	(1.8)	4.5	9.3
Tier 1 capital	(7)	74	133	(0.6)	6.0	10.8
Adjusted total capital	(7)	99	158	(0.6)	8.0	12.8
Leverage capital:
Core capital	(2)	98	98	(0.1)	2.5	2.5
Tier 1 capital	(7)	98	113	(0.2)	2.5	2.9
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 1Q 2026 Form 10-Q	77

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
Over the last several years, numerous lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA, challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Two of these cases remain pending and Freddie Mac is not a party to either. One of those lawsuits seeks to void the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. The other pending lawsuit challenges the constitutionality of the structure of FHFA.
Another case was filed in the U.S. Court of Federal Claims as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant: Reid and Fisher v. United States of America and Federal Home Loan Mortgage Corporation. This case was filed on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. The Court of Federal Claims dismissed the case with prejudice on September 1, 2023 and entered judgment for the defendants. On October 31, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 12, 2025, the Federal Circuit affirmed the dismissal of the plaintiffs' case. The plaintiffs did not file a petition with the Supreme Court seeking further review; therefore the Federal Circuit's affirmation of the dismissal is final.
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2025 Annual Report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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

Freddie Mac 1Q 2026 Form 10-Q	78

Other Information
our STACR transactions and MSCR transactions is available at capitalmarkets.freddiemac.com/crt and mf.freddiemac.com/investors, respectively.
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
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 1Q 2026. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2025 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 1Q 2026 Form 10-Q	79

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
Management, including the company's CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. As a result of management's evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2026, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2026
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2026 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2026 that we have not remediated.
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

Freddie Mac 1Q 2026 Form 10-Q	80

Controls and Procedures

Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 1Q 2026 have been prepared in conformity with GAAP.

Freddie Mac 1Q 2026 Form 10-Q	81

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1	Federal Home Loan Mortgage Corporation Debt Facility Agreement, dated February 12, 2026

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

Freddie Mac 1Q 2026 Form 10-Q	82

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Kenny M. Smith
Kenny M. Smith
Chief Executive Officer
(Principal Executive Officer)
Date: April 30, 2026

By:	/s/ James Whitlinger
James Whitlinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: April 30, 2026

Freddie Mac 1Q 2026 Form 10-Q	83

Form 10-Q Index

Form 10-Q Index

Freddie Mac 1Q 2026 Form 10-Q	84