Form 10-Q
period 2026-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2026-07-30
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 7, 2026, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 2Q 2026 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 2Q 2026 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2025 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2026 included in Financial Statements.
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

Freddie Mac 2Q 2026 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $3.8 billion, up 61% from 2Q 2025, primarily driven by a credit reserve release in 2Q 2026 compared to a credit reserve build in 2Q 2025.
■    Net revenues were $6.0 billion, an increase of 1% year-over-year, primarily driven by higher net interest income, partially offset by lower non-interest income (loss).
■    Net worth was $77.8 billion as of June 30, 2026, up from $64.8 billion as of June 30, 2025. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $146.6 billion on June 30, 2026, and will increase to $150.4 billion on September 30, 2026 based on the increase in net worth in 2Q 2026.
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $128 billion in liquidity to the mortgage market in 2Q 2026, which enabled the financing of 439,000 home purchases, refinancings, and rental units.

Freddie Mac 2Q 2026 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.7 trillion at June 30, 2026, continuing to grow at a moderate pace.
●    Our Single-Family mortgage portfolio was $3.2 trillion at June 30, 2026, up 1% year-over-year.
●    Our Multifamily mortgage portfolio was $505 billion at June 30, 2026, up 8% year-over-year.

Freddie Mac 2Q 2026 Form 10-Q	3

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
This discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change				Change
(Dollars in millions)	2Q 2026	2Q 2025	$	%	YTD 2026	YTD 2025	$	%
Net interest income	$6,010	$5,299	$711	13%	$11,629	$10,401	$1,228	12%
Non-interest income (loss)	(19)	617	(636)	NM	495	1,367	(872)	(64)
Net revenues	5,991	5,916	75	1	12,124	11,768	356	3
(Provision) benefit for credit losses	880	(783)	1,663	NM	1,200	(1,063)	2,263	NM
Non-interest expense	(2,097)	(2,158)	61	3	(4,119)	(4,246)	127	3
Income before income tax expense	4,774	2,975	1,799	60	9,205	6,459	2,746	43
Income tax expense	(936)	(588)	(348)	(59)	(1,809)	(1,278)	(531)	(42)
Net income	3,838	2,387	1,451	61	7,396	5,181	2,215	43
Other comprehensive income (loss), net of taxes and reclassification adjustments	9	21	(12)	(57)	(11)	55	(66)	NM
Comprehensive income	$3,847	$2,408	$1,439	60%	$7,385	$5,236	$2,149	41%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	2Q 2026	2Q 2025	$	%	YTD 2026	YTD 2025	$	%
Guarantee net interest income:
Contractual net interest income	$4,220	$4,031	$189	5%	$8,362	$8,012	$350	4%
Deferred fee income	321	182	139	76	540	372	168	45
Total guarantee net interest income	4,541	4,213	328	8	8,902	8,384	518	6
Investments net interest income	1,455	1,374	81	6	2,812	2,671	141	5
Impact on net interest income from hedge accounting	14	(288)	302	NM	(85)	(654)	569	87
Net interest income	$6,010	$5,299	$711	13%	$11,629	$10,401	$1,228	12%
Key Drivers:
■    Guarantee net interest income
●    2Q 2026 vs. 2Q 2025 and YTD 2026 vs. YTD 2025 - Increased primarily due to an increase in the balance of fully guaranteed securitizations in the Multifamily mortgage portfolio due to the change in our Multifamily business strategy and continued mortgage portfolio growth in Single-Family.
■    Investments net interest income
●    2Q 2026 vs. 2Q 2025 and YTD 2026 vs. YTD 2025 - Increased primarily due to growth in the mortgage-related investments portfolio.
■    Impact on net interest income from hedge accounting
●    2Q 2026 vs. 2Q 2025 and YTD 2026 vs. YTD 2025 - Decreased due to lower expense related to debt in hedge accounting relationships.

Freddie Mac 2Q 2026 Form 10-Q	4

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	2Q 2026			2Q 2025
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,937	$56	2.22%	$9,370	$73	3.10%
Securities purchased under agreements to resell	73,295	684	3.73	106,309	1,186	4.46
Investment securities	78,068	876	4.49	74,793	845	4.52
Mortgage loans held by consolidated trusts(1)	3,239,526	31,715	3.92	3,139,834	29,126	3.71
Mortgage loans held by Freddie Mac(1)	82,851	904	4.37	68,211	775	4.54
Other assets	3,364	40	4.67	2,946	43	5.79
Total interest-earning assets	3,487,041	34,275	3.93	3,401,463	32,048	3.77
Interest-bearing liabilities:
Debt issued by consolidated trusts	3,207,386	(26,384)	(3.29)	3,137,146	(24,492)	(3.12)
Short-term debt	19,585	(179)	(3.61)	16,347	(177)	(4.27)
Long-term debt	166,120	(1,646)	(3.96)	172,110	(2,025)	(4.70)
Securities sold under agreements to repurchase	6,170	(56)	(3.60)	5,202	(55)	(4.28)
Total interest-bearing liabilities	3,399,261	(28,265)	(3.33)	3,330,805	(26,749)	(3.22)
Net interest income/yield		$6,010	0.69%		$5,299	0.62%
(1)Loan fees included in interest income were $0.3 billion for mortgage loans held by consolidated trusts in both 2Q 2026 and 2Q 2025. Loan fees for mortgage loans held by Freddie Mac were not material in 2Q 2026 or 2Q 2025.

	YTD 2026			YTD 2025
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,150	$108	2.35%	$9,362	$152	3.24%
Securities purchased under agreements to resell	79,110	1,482	3.75	108,998	2,426	4.45
Investment securities	77,410	1,709	4.42	65,374	1,465	4.48
Mortgage loans held by consolidated trusts(1)	3,227,982	62,681	3.88	3,134,824	57,717	3.68
Mortgage loans held by Freddie Mac(1)	84,830	1,870	4.41	69,320	1,579	4.55
Other assets	3,232	75	4.58	2,500	74	5.87
Total interest-earning assets	3,481,714	67,925	3.90	3,390,378	63,413	3.74
Interest-bearing liabilities:
Debt issued by consolidated trusts	3,198,492	(52,385)	(3.28)	3,131,176	(48,551)	(3.10)
Short-term debt	24,837	(454)	(3.64)	15,585	(338)	(4.31)
Long-term debt	168,047	(3,348)	(3.98)	171,340	(4,025)	(4.70)
Securities sold under agreements to repurchase	6,060	(109)	(3.59)	4,601	(98)	(4.27)
Total interest-bearing liabilities	3,397,436	(56,296)	(3.31)	3,322,702	(53,012)	(3.19)
Net interest income/yield		$11,629	0.67%		$10,401	0.61%
(1)Loan fees included in interest income were $0.7 billion and $0.6 billion for mortgage loans held by consolidated trusts in YTD 2026 and YTD 2025, respectively. Loan fees for mortgage loans held by Freddie Mac were not material in YTD 2026 or YTD 2025.

Freddie Mac 2Q 2026 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Income (Loss)

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income (Loss)

			Change				Change
(Dollars in millions)	2Q 2026	2Q 2025	$	%	YTD 2026	YTD 2025	$	%
Guarantee income	$288	$398	($110)	(28)%	$608	$838	($230)	(27)%
Investment gains (losses), net	(426)	119	(545)	NM	(384)	311	(695)	NM
Other income	119	100	19	19	271	218	53	24
Non-interest income (loss)	($19)	$617	($636)	NM	$495	$1,367	($872)	(64)%
Key Drivers:
■    Guarantee income
●    2Q 2026 vs. 2Q 2025 and YTD 2026 vs. YTD 2025 - Decreased primarily due to fair value losses as a result of increases in medium-term interest rates during the 2026 periods, coupled with lower revenues from a declining off-balance sheet financial guarantee portfolio.
■    Investment gains (losses), net
●    2Q 2026 vs. 2Q 2025 and YTD 2026 vs. YTD 2025 - Decreased primarily due to impacts from interest-rate risk management activities in Single-Family.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change				Change
(Dollars in millions)	2Q 2026	2Q 2025	$	%	YTD 2026	YTD 2025	$	%
Single-Family	$846	($622)	$1,468	NM	$1,157	($850)	$2,007	NM
Multifamily	34	(161)	195	NM	43	(213)	256	NM
(Provision) benefit for credit losses	$880	($783)	$1,663	NM	$1,200	($1,063)	$2,263	NM
Key Drivers:
■    2Q 2026 vs. 2Q 2025 and YTD 2026 vs. YTD 2025 - The benefit for credit losses for the 2026 periods was primarily due to a credit reserve release in Single-Family driven by updates to our process for generating future house price scenarios. The provision for credit losses for the 2025 periods was primarily driven by a credit reserve build in Single-Family attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates.

Freddie Mac 2Q 2026 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change				Change
(Dollars in millions)	2Q 2026	2Q 2025	$	%	YTD 2026	YTD 2025	$	%
Salaries and employee benefits	($395)	($453)	$58	13%	($771)	($876)	$105	12%
Professional services, technology, and occupancy	(281)	(295)	14	5	(531)	(548)	17	3
Credit enhancement expense	(507)	(511)	4	1	(948)	(1,051)	103	10
Legislative and regulatory assessments:
Legislated guarantee fees expense	(759)	(746)	(13)	(2)	(1,516)	(1,490)	(26)	(2)
Affordable housing funds allocation	(54)	(44)	(10)	(23)	(102)	(81)	(21)	(26)
Regulatory assessment	(27)	(35)	8	23	(54)	(71)	17	24
Total legislative and regulatory assessments	(840)	(825)	(15)	(2)	(1,672)	(1,642)	(30)	(2)
Other expense	(74)	(74)	—	—	(197)	(129)	(68)	(53)
Non-interest expense	($2,097)	($2,158)	$61	3%	($4,119)	($4,246)	$127	3%
Key Drivers:
■    Salaries and employee benefits
●    2Q 2026 vs. 2Q 2025 and YTD 2026 vs. YTD 2025 - Decreased primarily due to lower employee headcount.
■    Credit enhancement expense
●    YTD 2026 vs. YTD 2025 - Decreased primarily due to a lower UPB of Single-Family CRT transactions outstanding and retention of higher levels of initial losses on recent CRT transactions.

Freddie Mac 2Q 2026 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	June 30, 2026	December 31, 2025	$	%
Assets:
Cash and cash equivalents	$4,321	$5,327	($1,006)	(19)%
Securities purchased under agreements to resell	52,406	71,919	(19,513)	(27)
Investment securities, at fair value	84,342	85,412	(1,070)	(1)
Mortgage loans held-for-sale	1,361	1,014	347	34
Mortgage loans held-for-investment	3,332,294	3,290,066	42,228	1
Accrued interest receivable	12,473	12,254	219	2
Deferred tax assets, net	4,490	5,040	(550)	(11)
Other assets	26,628	26,566	62	—
Total assets	$3,518,315	$3,497,598	$20,717	1%

Liabilities and Equity
Liabilities:
Accrued interest payable	$10,955	$10,597	$358	3%
Debt issued by consolidated trusts	3,236,663	3,198,008	38,655	1
Short-term debt	17,984	37,718	(19,734)	(52)
Long-term debt	163,745	169,296	(5,551)	(3)
Other liabilities	11,199	11,595	(396)	(3)
Total liabilities	3,440,546	3,427,214	13,332	—
Total equity	77,769	70,384	7,385	10
Total liabilities and equity	$3,518,315	$3,497,598	$20,717	1%
Key Drivers:
As of June 30, 2026 compared to December 31, 2025:
■    Securities purchased under agreements to resell decreased primarily due to lower short-term liquidity needs and an increase in mortgage-related securities.
■    Mortgage loans held-for-investment and debt issued by consolidated trusts increased primarily due to growth in our mortgage portfolio.
■    Short-term debt decreased primarily due to lower funding needs.

Freddie Mac 2Q 2026 Form 10-Q	8

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	June 30, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$3,076,916	$158,718	$3,235,634	$3,063,232	$115,354	$3,178,586
By Freddie Mac	58,044	21,779	79,823	54,713	37,770	92,483
Total mortgage loans held-for-investment	3,134,960	180,497	3,315,457	3,117,945	153,124	3,271,069
Mortgage loans held-for-sale	1,547	90	1,637	1,108	136	1,244
Total mortgage loans	3,136,507	180,587	3,317,094	3,119,053	153,260	3,272,313
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	28,936	314,464	343,400	30,025	332,572	362,597
Other mortgage-related guarantees	6,861	9,919	16,780	7,212	10,003	17,215
Total mortgage-related guarantees	35,797	324,383	360,180	37,237	342,575	379,812
Total mortgage portfolio	$3,172,304	$504,970	$3,677,274	$3,156,290	$495,835	$3,652,125
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,096,063	$158,654	$3,254,717	$3,084,668	$115,610	$3,200,278
Issued by non-consolidated trusts	23,731	283,834	307,565	24,604	299,507	324,111
Total guaranteed mortgage-related securities	$3,119,794	$442,488	$3,562,282	$3,109,272	$415,117	$3,524,389
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

Freddie Mac 2Q 2026 Form 10-Q	9

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	June 30, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans(1)	$59,591	$21,869	$81,460	$55,821	$37,906	$93,727
Mortgage-related securities:
Investment securities	4,943	2,657	7,600	4,438	3,891	8,329
Debt issued by consolidated trusts	48,145	1,366	49,511	35,758	1,413	37,171
Total mortgage-related securities	53,088	4,023	57,111	40,196	5,304	45,500
Mortgage-related investments portfolio	$112,679	$25,892	$138,571	$96,017	$43,210	$139,227
10% of notional amount of interest-only securities			$21,179			$21,995
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			159,750			161,222
(1)Includes $39.9 billion and $35.9 billion of single-family loans that we have purchased from securitization trusts as of June 30, 2026 and December 31, 2025, respectively.
Other Investments Portfolio

The table below presents the details of the carrying value of our other investments portfolio.
Table 10 - Other Investments Portfolio

	June 30, 2026				December 31, 2025
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$3,066	$1,133	$122	$4,321	$4,092	$1,136	$99	$5,327
Securities purchased under agreements to resell	37,829	17,181	2,079	57,089	57,181	19,107	2,090	78,378
Non-mortgage related securities(1)	65,221	—	6,114	71,335	65,088	—	6,076	71,164
Other assets(2)	—	—	7,321	7,321	—	—	7,776	7,776
Other investments portfolio	$106,116	$18,314	$15,636	$140,066	$126,361	$20,243	$16,041	$162,645
(1)Primarily consists of U.S. Treasury securities.
(2)Primarily includes LIHTC investments and advances to lenders.

Freddie Mac 2Q 2026 Form 10-Q	10

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 2Q 2026 Form 10-Q	11

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Housing and Mortgage Market Metrics

The table below presents certain single-family housing and mortgage market indicators that can significantly affect our business and financial results. Certain market and macroeconomic prior period data have been updated to reflect revised historical data.
Table 11 - Single-Family Housing and Mortgage Market Metrics(1)

(Mortgage amounts in billions, units in thousands)	2Q 2026	1Q 2026	4Q 2025	3Q 2025	2Q 2025
Home sales (in units):
Total home sales (annualized seasonally adjusted amount)	4,738	4,675	4,868	4,734	4,676
Sales of existing homes	4,107	4,053	4,157	4,047	4,013
Sales of new homes	631	622	711	687	663
Mortgage originations (estimated)	$575	$549	$581	$500	$506
Mortgage debt outstanding(2)	N/A	14,818	14,775	14,669	14,544
Quarterly house price growth rate (seasonally adjusted rate)	0.7%	0.6%	0.7%	0.1%	(0.2)%
30-year PMMS rate at period end	6.49%	6.38%	6.15%	6.30%	6.77%
(1)    Sources: Home sales - National Association of Realtors and U.S Census Bureau; Mortgage originations - Fannie Mae; Mortgage debt outstanding - Federal Reserve Financial Accounts of the United States of America; House price growth rate and 30-year PMMS rate - Freddie Mac.
(2)    For 2Q 2026, the mortgage debt outstanding balance is not yet available.
Business Results

The table and related discussion below present selected business results of our Single-Family segment.
Table 12 - Single-Family Segment Business Results

			Change				Change
(UPB in millions, loan count in thousands)	2Q 2026	2Q 2025	Amount	%	YTD 2026	YTD 2025	Amount	%
New business activity:
UPB:
Total UPB	$110,120	$93,603	$16,517	18%	$212,633	$171,249	$41,384	24%
Home purchase	73,765	75,384	(1,619)	(2)	133,729	137,305	(3,576)	(3)
Refinance	36,355	18,219	18,136	100	78,904	33,944	44,960	132
Number of loans:
Total number of loans	306	264	42	16	587	488	99	20
Home purchase	200	206	(6)	(3)	365	377	(12)	(3)
Refinance	106	58	48	83	222	111	111	100
Average estimated guarantee fee rate (bps)(1)	54	54			54	54
Mortgage portfolio at period end:
UPB	$3,172,304	$3,126,746	45,558	1
Average estimated guarantee fee rate (bps)(1)(2)	50	49
(1)    Estimated guarantee fee rate calculations exclude the legislated guarantee fees and include deferred fees recognized over the estimated life of the related loans based on month-end market rates for the month of acquisition.
(2)    Estimated guarantee fee rate calculations for the Single-Family mortgage portfolio exclude certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $37 billion and $39 billion as of June 30, 2026 and June 30, 2025, respectively.
■ Our loan purchase and guarantee activity increased during the 2026 periods compared to the 2025 periods primarily driven by an increase in refinance activity due to lower mortgage interest rates.
■ Our Single-Family mortgage portfolio was $3.2 trillion at June 30, 2026, up 1% year-over-year. The mortgage portfolio continued to grow at a moderate pace.

Freddie Mac 2Q 2026 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 13 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2026	2Q 2025	$	%	YTD 2026	YTD 2025	$	%
Net interest income	$5,449	$4,898	$551	11%	$10,569	$9,651	$918	10%
Non-interest income (loss)	(349)	237	(586)	NM	(294)	402	(696)	NM
Net revenues	5,100	5,135	(35)	(1)	10,275	10,053	222	2
(Provision) benefit for credit losses	846	(622)	1,468	NM	1,157	(850)	2,007	NM
Non-interest expense	(1,870)	(1,905)	35	2	(3,650)	(3,776)	126	3
Income before income tax expense	4,076	2,608	1,468	56	7,782	5,427	2,355	43
Income tax expense	(799)	(516)	(283)	(55)	(1,529)	(1,074)	(455)	(42)
Net income	3,277	2,092	1,185	57	6,253	4,353	1,900	44
Other comprehensive income (loss), net of taxes and reclassification adjustments	3	9	(6)	(67)	(10)	17	(27)	NM
Comprehensive income	$3,280	$2,101	$1,179	56%	$6,243	$4,370	$1,873	43%
Key Drivers:
■ 2Q 2026 vs. 2Q 2025
●    Net income of $3.3 billion, up 57% year-over-year.
–Net revenues were $5.1 billion, down 1% year-over-year.
◦Net interest income was $5.4 billion, up 11% year-over-year, primarily driven by continued mortgage portfolio growth and lower expense related to debt in hedge accounting relationships.
◦Non-interest loss was $0.3 billion, compared to non-interest income of $0.2 billion in 2Q 2025, primarily driven by impacts from interest-rate risk management activities.
–The benefit for credit losses was $0.8 billion for 2Q 2026, primarily due to a credit reserve release driven by updates to our process for generating future house price scenarios. The provision for credit losses was $0.6 billion for 2Q 2025, primarily driven by a credit reserve build attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates.
–Non-interest expense was $1.9 billion for 2Q 2026, down 2% year-over-year, primarily driven by a decrease in salaries and employee benefits.
■ YTD 2026 vs. YTD 2025
●    Net income of $6.3 billion, up 44% year-over-year.
–Net revenues were $10.3 billion, up 2% year-over-year.
◦Net interest income was $10.6 billion, up 10% year-over-year, driven by continued mortgage portfolio growth and lower expense related to debt in hedge accounting relationships.
◦Non-interest loss was $0.3 billion, compared to non-interest income of $0.4 billion in YTD 2025, primarily driven by impacts from interest-rate risk management activities.
–The benefit for credit losses was $1.2 billion for YTD 2026, primarily due to a credit reserve release driven by updates to our process for generating future house price scenarios. The provision for credit losses was $0.9 billion for YTD 2025, primarily driven by a credit reserve build attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates.
–Non-interest expense was $3.7 billion for YTD 2026, down 3% year-over-year, primarily driven by a decrease in salaries and employee benefits.

Freddie Mac 2Q 2026 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Multifamily

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
Table 14 - Multifamily Housing and Mortgage Market Metrics(1)

(UPB in billions)	2Q 2026	1Q 2026	4Q 2025	3Q 2025	2Q 2025
Apartment vacancy rates	6.8%	6.9%	6.8%	6.6%	6.6%
Quarterly change in effective rents	0.8%	0.6%	(0.8)%	(0.1)%	0.7%
Mortgage debt outstanding(2)	N/A	$2,473	$2,449	$2,396	$2,355
Quarterly property price growth rate	(1.2)%	(0.6)%	0.2%	—%	(0.5)%
(1)    Sources: Apartment vacancy rates and change in effective rents - Moody's Analytics; Mortgage debt outstanding - Federal Reserve Financial Accounts of the United States of America; Property price growth rate - Real Capital Analytics Commercial Property Price Index (RCA CPPI).
(2)     The 2Q 2026 U.S. multifamily mortgage debt outstanding balance is not yet available.
Business Results

The table and related discussion below present selected business results of our Multifamily segment.
Table 15 - Multifamily Segment Business Results

			Change				Change
(UPB in millions, units in thousands)	2Q 2026	2Q 2025	Amount	%	YTD 2026	YTD 2025	Amount	%
New business activity:
UPB(1)	$18,354	$11,596	$6,758	58%	$31,201	$21,872	$9,329	43%
Total units financed(2)	133	99	34	34	232	188	44	23
Mission-driven affordable housing percentage					66%	72%
Outstanding index lock agreements and commitments(3)	$21,002	$26,969	($5,967)	(22)
New securitization activity(4):
Total UPB	$22,817	$14,364	$8,453	59	$46,250	$30,477	$15,773	52
Senior subordinate securitizations	611	8,621	(8,010)	(93)	1,277	15,894	(14,617)	(92)
Fully guaranteed securitizations	22,206	5,743	16,463	287	44,973	14,583	30,390	208
Mortgage portfolio at period end:
UPB	$504,970	$466,219	$38,751	8
Fixed-rate percentage	85%	84%
Average guarantee fees rate charged (bps)(5)	59	53
(1)     Excludes new LIHTC investments of $0.4 billion and $0.3 billion for 2Q 2026 and 2Q 2025, respectively, and $0.6 billion and $0.3 billion for YTD 2026 and YTD 2025, respectively.
(2)    Includes rental units financed by supplemental loans.
(3)    At period end.
(4)    Excludes resecuritizations.
(5)     Based on guarantee exposure of $452 billion and $409 billion as of June 30, 2026 and June 30, 2025, respectively, which includes guaranteed mortgage related securities that are consolidated on our condensed consolidated balance sheet where income from guarantees is recognized in net interest income.
■    New business activity increased during the 2026 periods, primarily driven by a larger new business pipeline entering 2026, coupled with the execution of our competitive strategies. Approximately 66% of our YTD 2026 new business activity, based on UPB, was mission-driven, affordable housing, exceeding FHFA's annual minimum requirement of 50%.

Freddie Mac 2Q 2026 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Multifamily

■    Total securitization issuance UPB increased during the 2026 periods, driven by a larger average securitization pipeline. The larger percentage of fully guaranteed securitizations was due to the Multifamily business strategy change.
■    Our Multifamily mortgage portfolio was $505 billion as of June 30, 2026, up 8% year-over-year, primarily driven by our new business activity.
■    The average guarantee fee rate on our guarantee exposure increased year-over-year, primarily due to continued growth of fully guaranteed securitization issuances for which we charge higher guarantee fee rates.
Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 16 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2026	2Q 2025	$	%	YTD 2026	YTD 2025	$	%
Net interest income	$561	$401	$160	40%	$1,060	$750	$310	41%
Non-interest income (loss)	330	380	(50)	(13)	789	965	(176)	(18)
Net revenues	891	781	110	14	1,849	1,715	134	8
(Provision) benefit for credit losses	34	(161)	195	NM	43	(213)	256	NM
Non-interest expense	(227)	(253)	26	10	(469)	(470)	1	—
Income before income tax expense	698	367	331	90	1,423	1,032	391	38
Income tax expense	(137)	(72)	(65)	(90)	(280)	(204)	(76)	(37)
Net income	561	295	266	90	1,143	828	315	38
Other comprehensive income (loss), net of taxes and reclassification adjustments	6	12	(6)	(50)	(1)	38	(39)	NM
Comprehensive income	$567	$307	$260	85%	$1,142	$866	$276	32%
Key Drivers:
■    2Q 2026 vs. 2Q 2025
●    Net income of $0.6 billion, up 90% year-over-year.
–Net revenues were $0.9 billion, up 14% year-over-year.
◦Net interest income was $0.6 billion, up 40% year-over-year, primarily driven by an increase in the balance of fully guaranteed securitizations in the Multifamily mortgage portfolio due to the change in Multifamily business strategy.
◦Non-interest income was $0.3 billion, down 13% year-over-year, primarily driven by lower guarantee income and a lower volume of loan sale activities, as we shifted the Multifamily business model to primarily issue fully guaranteed securitizations.
–The benefit for credit losses was $34 million for the second quarter of 2026. The provision for credit losses was $0.2 billion for the second quarter of 2025, primarily driven by a credit reserve build attributable to new loan purchase commitment and acquisition activity, coupled with deterioration in the credit performance of certain delinquent loans.
■    YTD 2026 vs. YTD 2025
●    Net income of $1.1 billion, up 38% year-over-year.
–Net revenues were $1.8 billion, up 8% year-over-year.
◦Net interest income was $1.1 billion, up 41% year-over-year, primarily driven by an increase in the balance of fully guaranteed securitizations in the Multifamily mortgage portfolio due to the change in Multifamily business strategy.
◦Non-interest income was $0.8 billion, down 18% year-over-year, primarily driven by lower guarantee income and a lower volume of loan sale activities, as we shifted the Multifamily business model to primarily issue fully guaranteed securitizations.
–The benefit for credit losses was $43 million for YTD 2026. The provision for credit losses was $0.2 billion for YTD 2025, primarily driven by a credit reserve build attributable to new loan purchase commitment and acquisition activity, coupled with deterioration in the credit performance of certain delinquent loans.

Freddie Mac 2Q 2026 Form 10-Q	15

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 17 - Allowance for Credit Losses Activity

	2Q 2026			2Q 2025			YTD 2026			YTD 2025
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$7,228	$885	$8,113	$6,851	$600	$7,451	$7,549	$956	$8,505	$6,691	$548	$7,239
Provision (benefit) for credit losses	(846)	(34)	(880)	622	161	783	(1,157)	(43)	(1,200)	850	213	1,063
Charge-offs	(181)	(1)	(182)	(96)	(4)	(100)	(359)	(65)	(424)	(287)	(5)	(292)
Recoveries collected	65	—	65	23	—	23	125	1	126	50	1	51
Net charge-offs	(116)	(1)	(117)	(73)	(4)	(77)	(234)	(64)	(298)	(237)	(4)	(241)
Other(1)	112	—	112	116	—	116	220	1	221	212	—	212
Ending balance	$6,378	$850	$7,228	$7,516	$757	$8,273	$6,378	$850	$7,228	$7,516	$757	$8,273

Average loans outstanding during the period(2)	$3,155,867	$167,980	$3,323,847	$3,108,882	$91,834	$3,200,716	$3,152,217	$159,866	$3,312,083	$3,105,240	$89,140	$3,194,380
Net charge-offs to average loans outstanding	—%	—%	—%	—%	—%	—%	0.01%	0.04%	0.01%	0.01%	—%	0.01%
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
Table 18 - Allowance for Credit Losses Ratios

	June 30, 2026			December 31, 2025
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.19%	0.36%	0.20%	0.23%	0.46%	0.24%
Non-accrual loans to total loans outstanding	0.57	0.11	0.55	0.55	0.16	0.54
Allowance for credit losses to non-accrual loans	34.11	338.71	37.22	41.84	295.59	45.10
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,141	$630	$6,771	$7,297	$671	$7,968
Total loans outstanding(2)	3,159,230	173,088	3,332,318	3,145,436	145,593	3,291,029
Non-accrual loans(2)	18,004	186	18,190	17,442	227	17,669
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.

Freddie Mac 2Q 2026 Form 10-Q	16

Management's Discussion and Analysis	Risk Management

Single-Family Mortgage Credit Risk

Credit Quality of New Business Activity

Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that we reasonably foresee could affect the credit quality of our single-family loan purchases. See MD&A - Our Business Segments - Single-Family - Housing and Mortgage Market Metrics for additional information on market conditions. Additionally, when managing our new acquisitions, we consider our risk limits and guidance from FHFA and capital requirements under the ERCF. This may affect the volume and characteristics of our loan acquisitions. See MD&A - Regulation and Supervision - Federal Housing Finance Agency in our 2025 Annual Report for additional information on guidance from FHFA.
The charts below show the credit profile of the single-family loans we purchased. Beginning in 2Q 2026, we prospectively updated our methodology for calculating the weighted average credit score to use the credit score at the time of loan underwriting for all loans. Previously, for certain loans, we had been using a credit score obtained subsequent to loan underwriting and prior to loan purchase. The change did not have a material impact on the weighted average original credit score for the periods presented.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Based on new acquisitions assessed using Classic FICO® Score. Excludes new acquisitions assessed using VantageScore® 4.0.
Weighted Average Original DTI Ratio

Freddie Mac 2Q 2026 Form 10-Q	17

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased.
Table 19 - Single-Family New Business Activity

	2Q 2026		2Q 2025		YTD 2026		YTD 2025
(Dollars in millions, except average loan UPB)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$99,706	90%	$84,985	90%	$191,293	90%	$157,757	92%
15-year or less, amortizing fixed-rate	6,321	6	6,144	7	13,842	6	10,578	6
Adjustable-rate	4,093	4	2,474	3	7,498	4	2,914	2
Total	$110,120	100%	$93,603	100%	$212,633	100%	$171,249	100%

Average loan UPB (in thousands)	$359		$355		$362		$351

Percentage of purchases
DTI ratio > 45%		24%		28%		24%		29%
Original LTV ratio > 90%		21		23		20		24
Transaction type:
Guarantor swap		59		71		61		71
Cash window		41		29		39		29
Property type:
Detached single-family houses and townhouses		93		92		93		92
Condominium or co-op		7		8		7		8
Occupancy type:
Primary residence		94		93		94		93
Second home		2		2		2		2
Investment property		4		5		4		5
Loan purpose:
Purchase		67		81		63		80
Cash-out refinance		10		8		10		10
Other refinance		23		11		27		10
Credit Enhancements

We engage in various credit enhancement arrangements to reduce our credit risk exposure on our single-family loans.
Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements
The table below provides the UPB of the mortgage loans acquired during the periods presented that were covered by primary mortgage insurance, the UPB of the mortgage loans covered by CRT transactions we entered into during the periods presented, and maximum coverage related to these newly acquired credit enhancements. The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis. As a result, the UPB and maximum coverage presented below may not be fully indicative of the amount of credit risk transferred and data across different periods may not be directly comparable. For example, a higher maximum coverage provided by a CRT transaction with a higher attachment point may transfer less credit risk than a lower maximum coverage provided by a CRT transaction with a lower attachment point.

Freddie Mac 2Q 2026 Form 10-Q	18

Management's Discussion and Analysis	Risk Management

Table 20 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	2Q 2026		2Q 2025
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$39,984	$10,391	$36,439	$9,511

CRT transactions:
STACR	16,586	512	19,264	529
ACIS	27,001	512	21,340	669
Other	102	102	400	137
Total CRT issuance	$43,689	$1,126	$41,004	$1,335

	YTD 2026		YTD 2025
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$74,663	$19,221	$65,893	$17,251

CRT transactions:
STACR	66,072	1,647	57,225	1,825
ACIS	36,796	824	45,578	1,452
Other	194	194	1,285	295
Total CRT issuance	$103,062	$2,665	$104,088	$3,572
(1)    The primary mortgage insurance and CRT transactions presented in this table are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and CRT transactions.
(2)    The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 21 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	June 30, 2026
(Dollars in millions)	UPB	% of Portfolio	Maximum Coverage(1)
Primary mortgage insurance(2)	$684,961	22%	$182,468
STACR	1,151,805	36	23,383
ACIS	516,398	16	13,844
Other	36,791	1	9,813
Less: UPB with multiple credit enhancements and other reconciling items(3)	(456,286)	(14)	—
Single-Family mortgage portfolio - credit-enhanced	1,933,669	61	229,508
Single-Family mortgage portfolio - non-credit-enhanced	1,238,635	39	N/A
Total	$3,172,304	100%	$229,508

Freddie Mac 2Q 2026 Form 10-Q	19

Management's Discussion and Analysis	Risk Management

	December 31, 2025
(Dollars in millions)	UPB	% of Portfolio	Maximum Coverage(1)
Primary mortgage insurance(2)	$680,950	22%	$181,462
STACR	1,165,412	37	24,935
ACIS	594,409	19	15,081
Other	38,373	1	10,361
Less: UPB with multiple credit enhancements and other reconciling items(3)	(552,393)	(18)	—
Single-Family mortgage portfolio - credit-enhanced	1,926,751	61	231,839
Single-Family mortgage portfolio - non-credit-enhanced	1,229,539	39	N/A
Total	$3,156,290	100%	$231,839
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
Table 22 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	June 30, 2026		December 31, 2025
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	22%	1.25%	22%	1.19%
CRT and other	52	0.70	52	0.68
Non-credit-enhanced	39	0.41	39	0.40
Total	N/A	0.60	N/A	0.59
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $42 million and $71 million as of June 30, 2026 and December 31, 2025, respectively.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.

Freddie Mac 2Q 2026 Form 10-Q	20

Management's Discussion and Analysis	Risk Management

Loan Credit Characteristics
The table below contains selected credit characteristics of the loans in our Single-Family mortgage portfolio.
Table 23 - Loan Credit Characteristics of Our Single-Family Mortgage Portfolio(1)

	June 30, 2026
(Dollars in millions, except average loan UPB)	Amount	Current Credit Score(2)	Original LTV Ratio	Current LTV Ratio	SDQ Rate	% of UPB with Credit Enhancement
Single-Family mortgage portfolio year of origination:
2026	$170,893	758	76%	75%	0.01%	35%
2025	340,225	755	77	74	0.17	52
2024	259,831	749	78	73	0.78	72
2023	189,646	741	79	70	1.25	76
2022	346,322	742	76	62	1.04	69
2021 and prior	1,865,387	759	72	41	0.55	60
Total	$3,172,304	755	74	53	0.60	61

Loan count (in thousands)	13,924
Average loan UPB (in thousands)	$228

	December 31, 2025
(Dollars in millions, except average loan UPB)	Amount	Current Credit Score(2)	Original LTV Ratio	Current LTV Ratio	SDQ Rate	% of UPB with Credit Enhancement
Single-Family mortgage portfolio year of origination:
2025	$333,409	753	77%	76%	0.06%	38%
2024	291,738	752	78	74	0.56	68
2023	211,793	743	79	71	1.06	76
2022	364,361	741	76	63	1.01	69
2021	841,701	755	71	49	0.44	64
2020 and prior	1,113,288	761	73	37	0.60	58
Total	$3,156,290	754	74	53	0.59	61

Loan count (in thousands)	13,933
Average loan UPB (in thousands)	$227
(1)Excludes certain credit quality characteristics and serious delinquency rate information on loans underlying certain securitization products for which data was not available.
(2)Based on Classic FICO Score. For loans where we do not have a current Classic FICO score: (a) the original Classic FICO score is used if the loan was priced with Classic FICO or (b) the loan is excluded from current credit score tabulation if the loan was priced with VantageScore 4.0.
The table below presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 24 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	June 30, 2026
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	47%	0.04%	16%	0.05%	5%	0.08%	3%	0.09%	—%	NM	71%	0.04%
700 to 739	7	0.21	3	0.21	1	0.25	1	0.26	—	NM	12	0.21
680 to 699	2	0.41	1	0.37	—	NM	1	0.33	—	NM	4	0.40
660 to 679	2	0.62	1	0.54	—	NM	—	NM	—	NM	3	0.62
620 to 659	2	1.34	1	1.34	—	NM	—	NM	—	NM	3	1.39
Less than 620	3	6.68	2	9.39	2	11.51	—	NM	—	NM	7	7.85
Total	63%	0.48	24%	0.82	8%	1.09	5%	1.08	—%	NM	100%	0.60

Freddie Mac 2Q 2026 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

	December 31, 2025
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	49%	0.04%	16%	0.05%	5%	0.07%	2%	0.09%	—%	NM	72%	0.04%
700 to 739	7	0.21	3	0.19	1	0.26	2	0.22	—	NM	13	0.21
680 to 699	2	0.40	1	0.41	—	NM	1	0.48	—	NM	4	0.41
660 to 679	2	0.64	1	0.64	—	NM	—	NM	—	NM	3	0.66
620 to 659	2	1.41	1	1.40	—	NM	—	NM	—	NM	3	1.45
Less than 620	3	6.60	1	9.14	1	11.05	—	NM	—	NM	5	7.66
Total	65%	0.47	23%	0.81	7%	1.04	5%	1.00	—%	NM	100%	0.59
(1)     Excludes loans underlying certain securitization products for which current credit score is not available.
(2)    Based on Classic FICO Score. For loans where we do not have a current Classic FICO score: (a) the original Classic FICO score is used if the loan was priced with Classic FICO or (b) the loan is excluded if the loan was priced with VantageScore 4.0.
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

Single-Family Delinquency Rates
1.04%
1.03%
1.09%
0.98%
1.10%
0.55%
0.57%
0.59%
0.60%
0.60%
0.26%
0.28%
0.31%
0.27%
0.28%
2Q25
3Q25
4Q25
1Q26
2Q26
One month past due
Two months past due
Seriously delinquent

The percentage of loans that were one month past due and the percentage of loans that were two months past due both increased as of June 30, 2026 compared to June 30, 2025. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of default. As a

Freddie Mac 2Q 2026 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate increased to 0.60% as of June 30, 2026, compared to 0.55% as of June 30, 2025, primarily due to a higher serious delinquency rate for loans originated during 2022 and later. See Note 3 for additional information on the payment status of our single-family mortgage loans.
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
Table 25 - Single-Family Completed Loan Workout Activity

	2Q 2026		2Q 2025
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$1,802	7	$2,238	8
Loan modifications	2,754	10	2,762	11
Forbearance plans and other(1)	1,288	5	1,356	5
Total	$5,844	22	$6,356	24

	YTD 2026		YTD 2025
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$4,121	16	$5,112	19
Loan modifications	5,129	18	4,656	18
Forbearance plans and other(1)	3,032	12	2,996	12
Total	$12,282	46	$12,764	49
(1)     The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, finalized payment deferral plans, settled loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans and repayment plans that had been initiated but not completed and trial period modifications. As of June 30, 2026, there were approximately 17,000 loans in active forbearance plans, approximately 17,000 loans on trial period modifications, and approximately 3,000 loans in active repayment plans.
Multifamily Mortgage Credit Risk

Credit Quality of New Business Activity

Our underwriting standards focus on the LTV ratio and DSCR, which estimates the value of the collateral and a borrower's ability to repay the loan using the secured property's cash flows, after expenses. The charts below provide the weighted average original LTV ratio and original DSCR for our new business activity.

Freddie Mac 2Q 2026 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

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
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions upon issuance. In recent periods, we have primarily obtained credit enhancement coverage through MCIP and MSCR notes transactions due to our business strategy change. We typically retain higher levels of initial losses in these transactions compared to senior subordinate securitization transactions. As a result, the benefits provided by MCIP and MSCR notes may be lower than those provided by senior subordinate securitization transactions. The credit risk positions in our MCIP and MSCR notes transactions to which the maximum coverage applies may vary on a transaction-by transaction basis. Therefore, the UPB and maximum coverage presented below may not be fully indicative of the amount of credit risk transferred and data across different periods may not be directly comparable. For example, a higher maximum coverage provided by a CRT transaction with a higher attachment point may transfer less credit risk than a lower maximum coverage provided by a CRT transaction with a lower attachment point.
Table 26 - Multifamily Mortgage Portfolio CRT Issuance

	2Q 2026		2Q 2025		YTD 2026		YTD 2025
(In millions)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)
Subordination	$326	$16	$8,247	$540	$993	$66	$14,851	$924
MSCR	21,921	498	—	—	42,581	833	11,574	279
MCIP	21,921	335	—	—	42,581	785	11,574	215
Lender risk-sharing	—	—	481	58	—	—	628	66
Less: UPB with more than one type of CRT	(21,921)	—	—	—	(42,581)	—	(11,574)	—
Total CRT issuance	$22,247	$849	$8,728	$598	$43,574	$1,684	$27,053	$1,484
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

Freddie Mac 2Q 2026 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 27 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	June 30, 2026		December 31, 2025
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination(1)	$311,792	0.65%	$329,709	0.56%
MSCR/MCIP	142,723	0.17	102,444	0.24
Other	8,685	0.69	8,903	0.39
Total credit-enhanced	463,200	0.50	441,056	0.48
Non-credit-enhanced	41,770	0.58	54,779	0.13
Total	$504,970	0.51	$495,835	0.44
(1)    As of June 30, 2026 and December 31, 2025, our maximum coverage outstanding provided by subordination in nonconsolidated VIEs was $30.7 billion and $33.2 billion, respectively.
The Multifamily delinquency rate increased to 0.51% at June 30, 2026, from 0.44% at December 31, 2025, primarily driven by stress associated with elevated interest rates and small balance loans. As of June 30, 2026, 91% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $66 million and $70 million as of June 30, 2026 and December 31, 2025, respectively.
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
Interest-Rate Risk

The tables below provide our duration gap, estimated point-in-time, and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimated present value (gains) losses assuming an immediate 100 bps shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. For additional information on the management of our interest rate risk , see the MD&A - Risk Management - Market Risk section in our 2025 Annual Report.

Freddie Mac 2Q 2026 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

Table 28 - Duration Gap and PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	June 30, 2026				December 31, 2025
	Duration Gap	PVS-YC(1)	PVS-L(1)		Duration Gap	PVS-YC(1)	PVS-L(1)
(Dollars in millions, duration gap in months)		25 bps	50 bps	100 bps		25 bps	50 bps	100 bps
Interest-rate risk related to:
Financial instruments primarily funded by debt	0.5	$2	$43	$78	0.4	$5	$26	$18
All other financial instruments(2)	57.6	83	1,995	4,152	29.5	82	1,009	2,137
All financial instruments	15.4	85	2,038	4,230	7.3	76	1,035	2,154
PVS		85	2,038	4,230		76	1,035	2,154
(1)Positive amounts indicate the associated shift in the yield curve results in estimated present value losses. Negative amounts indicate the associated shift in the yield curve results in estimated present value gains.
(2)The UPB was $82.5 billion as of June 30, 2026 and $75.7 billion as of December 31, 2025.
Table 29 - Duration Gap and PVS Results

	2Q 2026			2Q 2025
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	13.9	$92	$1,834	2.9	$32	$358
Minimum	12.0	76	1,636	2.0	17	230
Maximum	16.4	110	2,041	3.4	40	423
Standard deviation	1.3	8	139	0.4	6	60

	YTD 2026			YTD 2025
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	11.6	$79	$1,583	1.9	$21	$223
Minimum	7.8	32	1,053	—	1	—
Maximum	16.4	110	2,041	3.4	40	423
Standard deviation	2.7	19	299	1.2	13	154
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivatives portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 30 - PVS-L Results Before Derivatives and After Derivatives

(In millions)	June 30, 2026	December 31, 2025
PVS-L (50 bps):
Before derivatives	$3,624	$3,364
After derivatives	2,038	1,035
Effect of derivatives	(1,586)	(2,329)
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
At June 30, 2026 and 2025, we estimate that a parallel 100 basis point increase in interest rates would result in a decrease of $56 million and an increase of $422 million, respectively, and a parallel 100 basis point decrease would result in a decrease of $14 million and $430 million, respectively, in coupon income for financial instruments not primarily funded by debt, relative to the baseline.

Freddie Mac 2Q 2026 Form 10-Q	26

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Our other investments portfolio is important to our cash flow, collateral management, asset and liability management, and ability to provide liquidity and stability to the mortgage market. Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.9 billion as of June 30, 2026 and $4.8 billion as of December 31, 2025.
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
As of June 30, 2026, our aggregate indebtedness pursuant to the Purchase Agreement was $185.5 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
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

Freddie Mac 2Q 2026 Form 10-Q	27

Management's Discussion and Analysis	Liquidity and Capital Resources
Table 31 - Short-term and Long-term Debt Activity

	2Q 2026		2Q 2025
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term Debt:
Beginning balance	$24,558	3.66%	$14,457	4.29%
Issuances	22,368	3.62	45,265	4.31
Repayments	(1,750)	3.74	—	—
Maturities	(27,092)	3.64	(38,356)	4.30
Total short-term debt	18,084	3.63	21,366	4.31

Long-term Debt:
Beginning balance	173,466	4.03	170,207	3.72
Issuances	5,352	4.34	29,941	4.58
Repayments	(2,227)	4.54	(16,980)	5.10
Maturities	(9,136)	4.65	(6,386)	2.88
Total long-term debt	167,455	4.00	176,782	3.76
Total short-term and long-term debt, net	$185,539	3.96%	$198,148	3.82%

	YTD 2026		YTD 2025
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term Debt:
Beginning balance	$37,867	3.82%	$14,716	4.59%
Issuances	53,733	3.64	84,058	4.31
Repayments	(3,230)	3.79	—	—
Maturities	(70,286)	3.73	(77,408)	4.36
Total short-term debt	18,084	3.63	21,366	4.31

Long-term Debt:
Beginning balance	172,694	4.15	172,942	3.65
Issuances	39,595	4.04	52,136	4.71
Repayments	(24,977)	4.42	(35,086)	5.10
Maturities	(19,857)	4.88	(13,210)	2.51
Total long-term debt	167,455	4.00	176,782	3.76
Total short-term and long-term debt, net	$185,539	3.96%	$198,148	3.82%
(1)Average rate is weighted based on par value.
Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of June 30, 2026, $82.6 billion of the outstanding $98.1 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.

Freddie Mac 2Q 2026 Form 10-Q	28

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The table below presents the par value of total short-term and long-term debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt, and the contractual maturity date for all other short-term and long-term debt.
Table 32 - Maturity and Redemption Dates

	As of June 30, 2026		As of December 31, 2025
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Short-term debt	$18,084	$18,084	$37,867	$37,867
Long-term debt:
1 year or less	49,469	132,104	45,515	120,398
1 year through 2 years	29,767	19,231	43,860	34,849
2 years through 3 years	24,162	4,205	22,474	5,615
3 years through 4 years	12,069	2,195	9,806	2,055
4 years through 5 years	38,027	3,003	33,871	—
Thereafter	13,496	6,252	16,622	9,231
STACR and SCR debt(1)	465	465	546	546
Total short-term and long-term debt	$185,539	$185,539	$210,561	$210,561
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
The table below shows the issuance and extinguishment activity for the debt issued by consolidated trusts.
Table 33 - Debt Issued by Consolidated Trusts

(In millions)	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Beginning balance	$3,181,981	$3,109,427	$3,163,684	$3,085,981
Issuances	169,521	129,728	334,879	250,670
Repayments and extinguishments	(145,669)	(118,554)	(292,730)	(216,050)
Ending balance	3,205,833	3,120,601	3,205,833	3,120,601
Unamortized premiums and discounts	30,830	34,796	30,830	34,796
Debt issued by consolidated trusts	$3,236,663	$3,155,397	$3,236,663	$3,155,397
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) was $4.3 billion as of both June 30, 2026 and June 30, 2025.

Freddie Mac 2Q 2026 Form 10-Q	29

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 34 - Net Worth Activity

(In millions)	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Beginning balance	$73,922	$62,403	$70,384	$59,575
Comprehensive income	3,847	2,408	7,385	5,236
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$77,769	$64,811	$77,769	$64,811

Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	146,570	135,051	146,570	135,051
ERCF

For a description of our capital requirements under the ERCF, including the amended provisions, see the MD&A - Regulation and Supervision section in our 2025 Annual Report.
Capital Metrics
The table below presents the components of our regulatory capital.
Table 35 - Regulatory Capital Components

(In millions)	June 30, 2026	December 31, 2025
Total equity	$77,769	$70,384
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(8,988)	(16,373)
Less: Deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	4,644	5,169
Common equity Tier 1 capital	(13,632)	(21,542)
Add: Preferred stock	14,109	14,109
Tier 1 capital	477	(7,433)
Tier 2 capital adjustments	—	—
Adjusted total capital	$477	($7,433)
The table below presents the components of our statutory capital.
Table 36 - Statutory Capital Components

(In millions)	June 30, 2026	December 31, 2025
Total equity	$77,769	$70,384
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	40	51
Core capital	5,081	(2,315)
General allowance for foreclosure losses(1)	7,228	8,505
Total capital	$12,309	$6,190
(1)Represents our allowance for credit losses.

Freddie Mac 2Q 2026 Form 10-Q	30

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 37 - Capital Metrics Under ERCF

(In billions)	June 30, 2026	December 31, 2025
Adjusted total assets	$3,905	$3,905
Risk-weighted assets (standardized approach):
Credit risk	1,115	1,091
Market risk	73	67
Operational risk	73	73
Total risk-weighted assets	$1,261	$1,231

(In billions)	June 30, 2026	December 31, 2025
Stress capital buffer	$29	$29
Stability capital buffer	31	30
Countercyclical capital buffer amount	—	—
PCCBA	$60	$59
PLBA	$15	$15

	June 30, 2026
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$101	N/A	$101	$12	($89)
CET1 capital	57	$60	117	(14)	(131)
Tier 1 capital	76	60	136	—	(136)
Adjusted total capital	101	60	161	—	(161)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	1.0%	(7.0)%
CET1 capital	4.5	4.7%	9.2	(1.1)	(10.3)
Tier 1 capital	6.0	4.7	10.7	—	(10.7)
Adjusted total capital	8.0	4.7	12.7	—	(12.7)
Leverage capital amounts:
Core capital	$98	N/A	$98	$5	($93)
Tier 1 capital	98	$15	113	—	(113)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	0.1%	(2.4)%
Tier 1 capital	2.5	0.4%	2.9	—	(2.9)

Freddie Mac 2Q 2026 Form 10-Q	31

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2025
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$99	N/A	$99	$6	($93)
CET1 capital	55	$59	114	(22)	(136)
Tier 1 capital	74	59	133	(7)	(140)
Adjusted total capital	99	59	158	(7)	(165)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	0.5%	(7.5)%
CET1 capital	4.5	4.8%	9.3	(1.8)	(11.1)
Tier 1 capital	6.0	4.8	10.8	(0.6)	(11.4)
Adjusted total capital	8.0	4.8	12.8	(0.6)	(13.4)
Leverage capital amounts:
Core capital	$98	N/A	$98	($2)	($100)
Tier 1 capital	98	$15	113	(7)	(120)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.1)%	(2.6)%
Tier 1 capital	2.5	0.4%	2.9	(0.2)	(3.1)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At June 30, 2026, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 2Q 2026 Form 10-Q	32

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 38 - Forecasted House Price Growth Rates

	June 30, 2026	December 31, 2025
12-Month Forward	1.7%	0.5%
13- to 24-Month Forward	2.1	1.4
The sensitivity of our allowance for credit losses to house price growth rates changes over time depending on current and forecasted economic conditions and the current characteristics of our portfolio. To assess the sensitivity of our allowance for credit loss estimates to forecasted house price growth rates for the current period end, we compared the estimates under the above June 30, 2026 forecast to model estimates using a decrease of 300 bps to the forecasted house price growth rate 12 months from the current period end, including generating an updated Monte Carlo simulation of house price scenarios, with all other factors held constant. The comparison resulted in a $1.1 billion increase in our allowance for credit losses.
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

Freddie Mac 2Q 2026 Form 10-Q	33

Management's Discussion and Analysis	Regulation and Supervision

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
FICO® Score 10T and VantageScore® 4.0

On April 22, 2026, we announced a limited rollout to accept loans delivered with VantageScore 4.0 from approved sellers. We also announced we expect to implement FICO Score 10T at a later date. In July 2026, we published on our website historical credit score data for FICO Score 10T and additional credit score data for VantageScore 4.0 for loans acquired during specified periods.

Freddie Mac 2Q 2026 Form 10-Q	34

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to our conservatorship, our current expectations and objectives for our Single-Family and Multifamily segments, our efforts to assist the housing market, liquidity and capital management, and the effects of economic and market conditions and trends including changes in house prices and house price forecasts, our market coverage, the effect of legislative, judicial, and regulatory developments and new accounting guidance, the credit quality of loans the company owns or guarantees, the costs and benefits of the company’s CRT transactions, the impact of banking crises or failures, and the effects of wars, terrorist incidents, public policy and political developments, cybersecurity incidents, natural disasters or catastrophic events and actions taken in response thereto. Forward-looking statements involve known and unknown risks and uncertainties beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," "can," "risk," "would," "design," "option," "continue," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2025 Annual Report, and including, without limitation, the following:
■ The actions the federal government (including FHFA, Treasury, the executive branch, and Congress) and state governments may take, require us to take, or restrict us from taking, including legislative oversight or actions regarding our operations, conservatorship, access to affordable and sustainable housing, such as programs to implement the expectations in FHFA's Conservatorship Scorecards, and other objectives for us;
■ The impacts of a transaction involving us and Fannie Mae, including a public offering of our equity securities while in conservatorship or outside of conservatorship, and the potential for our exit from conservatorship;
■ Changes in economic and market conditions, including trade laws or policies such as tariffs, geopolitical instability and conflicts (including in the Middle East and other regions), volatility in the financial services industry, changes in employment rates, immigration policy, inflation, interest rates, spreads, and house prices;
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

Freddie Mac 2Q 2026 Form 10-Q	35

Management's Discussion and Analysis	Forward-Looking Statements

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
■    Changes in the practices or performance of loan originators, servicers, property managers, investors, insurers, and other participants in the secondary mortgage market, or those of our vendors, including changes as a result of the use and/or regulation of AI technologies or other emerging technologies;
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

Freddie Mac 2Q 2026 Form 10-Q	36

Financial Statements

Financial Statements

Freddie Mac 2Q 2026 Form 10-Q	37

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except per share-related amounts)	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Net interest income
Interest income	$34,275	$32,048	$67,925	$63,413
Interest expense	(28,265)	(26,749)	(56,296)	(53,012)
Net interest income	6,010	5,299	11,629	10,401

Non-interest income (loss)
Guarantee income	288	398	608	838
Investment gains (losses), net	(426)	119	(384)	311
Other income	119	100	271	218
Non-interest income (loss)	(19)	617	495	1,367
Net revenues	5,991	5,916	12,124	11,768

(Provision) benefit for credit losses	880	(783)	1,200	(1,063)

Non-interest expense
Salaries and employee benefits	(395)	(453)	(771)	(876)
Professional services, technology, and occupancy	(281)	(295)	(531)	(548)
Credit enhancement expense	(507)	(511)	(948)	(1,051)
Legislative and regulatory assessments	(840)	(825)	(1,672)	(1,642)
Other expense	(74)	(74)	(197)	(129)
Non-interest expense	(2,097)	(2,158)	(4,119)	(4,246)

Income before income tax expense	4,774	2,975	9,205	6,459
Income tax expense	(936)	(588)	(1,809)	(1,278)
Net income	3,838	2,387	7,396	5,181
Other comprehensive income (loss), net of taxes and reclassification adjustments	9	21	(11)	55
Comprehensive income	$3,847	$2,408	$7,385	$5,236

Net income	$3,838	$2,387	$7,396	$5,181
Amounts attributable to senior preferred stock	(3,847)	(2,408)	(7,385)	(5,236)
Net income (loss) attributable to common stockholders	($9)	($21)	$11	($55)
Net income (loss) per common share	$0.00	($0.01)	$0.00	($0.02)
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2026 Form 10-Q	38

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2026	2025
Assets
Cash and cash equivalents (includes $1,254 and $1,234 of restricted cash and cash equivalents)	$4,321	$5,327
Securities purchased under agreements to resell	52,406	71,919
Investment securities, at fair value	84,342	85,412
Mortgage loans held-for-sale (includes $2 and $0 at fair value)	1,361	1,014
Mortgage loans held-for-investment (net of allowance for credit losses of $6,771 and $7,968 and includes $6,747 and $7,005 at fair value)	3,332,294	3,290,066
Accrued interest receivable	12,473	12,254
Deferred tax assets, net	4,490	5,040
Other assets (includes $6,351 and $6,421 at fair value)	26,628	26,566
Total assets	$3,518,315	$3,497,598
Liabilities and equity
Liabilities
Accrued interest payable	$10,955	$10,597
Debt issued by consolidated trusts (includes $5,991 and $5,841 at fair value)	3,236,663	3,198,008
Short-term debt	17,984	37,718
Long-term debt (includes $176 and $195 at fair value)	163,745	169,296
Other liabilities (includes $873 and $781 at fair value)	11,199	11,595
Total liabilities	3,440,546	3,427,214
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $146,570 and $140,248)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(5,143)	(12,539)
AOCI, net of taxes	40	51
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	77,769	70,384
Total liabilities and equity	$3,518,315	$3,497,598
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2026	2025
Assets
Cash and cash equivalents (includes $1,132 and $1,136 of restricted cash and cash equivalents)	$1,132	$1,136
Securities purchased under agreements to resell	17,181	19,107
Investment securities, at fair value	936	34
Mortgage loans held-for-investment	3,253,768	3,198,847
Accrued interest receivable	11,216	10,825
Other assets	8,403	8,573
Total assets of consolidated VIEs	$3,292,636	$3,238,522
Liabilities
Accrued interest payable	$9,601	$9,312
Debt issued by consolidated trusts	3,236,663	3,198,008
Other liabilities	1	—
Total liabilities of consolidated VIEs	$3,246,265	$3,207,320
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2026 Form 10-Q	39

Financial Statements	Condensed Consolidated Statements of Equity
FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Senior preferred stock
Balance at beginning of period and June 30	$72,648	$72,648	$72,648	$72,648
Preferred stock, at redemption value
Balance at beginning of period and June 30	14,109	14,109	14,109	14,109
Common stock, at par value
Balance at beginning of period and June 30	—	—	—	—
Retained earnings
Balance at beginning of period	(8,981)	(20,476)	(12,539)	(23,270)
Net income	3,838	2,387	7,396	5,181
Balance at June 30	(5,143)	(18,089)	(5,143)	(18,089)
AOCI, net of tax
Balance at beginning of period	31	7	51	(27)
Other comprehensive income (loss), net of taxes of $2 million, $6 million, $3 million, and $15 million, respectively	9	21	(11)	55
Balance at June 30	40	28	40	28
Treasury stock, at cost
Balance at beginning of period and June 30	(3,885)	(3,885)	(3,885)	(3,885)
Total equity	$77,769	$64,811	$77,769	$64,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2026 Form 10-Q	40

Financial Statements	Condensed Consolidated Statements of Cash Flows
FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2026	YTD 2025
Net cash provided by (used in) operating activities	$6,626	$11,715
Cash flows from investing activities
Investment securities:
Purchases	(40,674)	(51,127)
Proceeds from sales	33,758	21,167
Proceeds from maturities and repayments	7,131	2,079
Mortgage loans acquired held-for-investment:
Purchases	(109,067)	(61,566)
Proceeds from sales	723	1,760
Proceeds from repayments	197,540	146,952
Advances under secured lending arrangements	(71,020)	(62,533)
Net (increase) decrease in securities purchased under agreements to resell	21,389	5,305
Cash flows related to derivatives	770	(716)
Other, net	(374)	(407)
Net cash provided by (used in) investing activities	40,176	914
Cash flows from financing activities
Debt issued by consolidated trusts:
Proceeds from issuance	204,039	129,263
Repayments and redemptions	(225,144)	(152,922)
Borrowings with original maturity of more than three months:
Proceeds from issuance	58,173	63,572
Repayments	(70,507)	(59,882)
Net increase (decrease) in:
Borrowings with original maturity of three months or less	(12,591)	6,713
Securities sold under agreements to repurchase	(1,776)	(638)
Other, net	(2)	(2)
Net cash provided by (used in) financing activities	(47,808)	(13,896)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(1,006)	(1,267)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	5,327	5,534
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$4,321	$4,267

Supplemental cash flow information
Cash paid for:
Debt interest	$59,437	$54,751
Income taxes (net of refunds received)	1,500	1,500
Non-cash investing and financing activities (Note 3 and Note 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2026 Form 10-Q	41

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 2Q 2026 Form 10-Q	42

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The amendments in this Update clarify certain aspects of the guidance on hedge accounting and address several incremental hedging issues arising from the global reference rate reform initiative.	January 1, 2026	The adoption of these amendments did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disaggregated disclosures for certain expense categories.	December 31, 2027	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans	The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326.	January 1, 2027	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 2Q 2026 Form 10-Q	43

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	June 30, 2026
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,378	$154	$483	$28,936	$23,731
Resecuritization products(2)	5,521	91	737	95,575	95,930
CRT products(3)	—	99	86	22,954	4
Total Single-Family	6,899	344	1,306	147,465	119,665
Multifamily:
Securitization products(4)	3,572	4,394	3,413	314,464	283,834
CRT products(3)	—	48	20	3,240	26
Total Multifamily	3,572	4,442	3,433	317,704	283,860
Other	—	6	—	59	13
Total	$10,471	$4,792	$4,739	$465,228	$403,538

Freddie Mac 2Q 2026 Form 10-Q	44

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2025
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,451	$162	$498	$30,025	$24,604
Resecuritization products(2)	5,503	74	675	98,370	98,754
CRT products(3)	—	97	134	24,437	6
Total Single-Family	6,954	333	1,307	152,832	123,364
Multifamily:
Securitization products(4)	5,052	4,886	3,792	332,572	299,507
CRT products(3)	—	31	21	2,446	16
Total Multifamily	5,052	4,917	3,813	335,018	299,523
Other	—	7	—	64	15
Total	$12,006	$5,257	$5,120	$487,914	$422,902
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
(4)    Maximum exposure to loss excludes the exposure related to advances made by us as guarantor or master servicer. The outstanding balances of guarantor advances were $0.3 billion and $0.4 billion as of June 30, 2026 and December 31, 2025, respectively. The outstanding balances of master servicer advances were not material for the periods presented.
Investments in Low Income Housing Tax Credits

We invest in LIHTC partnerships to support and preserve the supply of affordable housing. These investments do not provide us with a controlling financial interest in the underlying partnerships and we therefore do not consolidate these entities. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $5.5 billion as of June 30, 2026 and $5.2 billion as of December 31, 2025.

Freddie Mac 2Q 2026 Form 10-Q	45

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	June 30, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$1,547	$90	$1,637	$1,108	$136	$1,244
Cost basis and fair value adjustments, net	(265)	(11)	(276)	(216)	(14)	(230)
Total held-for-sale loans, net	1,282	79	1,361	892	122	1,014
Held-for-investment UPB	3,134,960	180,497	3,315,457	3,117,945	153,124	3,271,069
Cost basis and fair value adjustments, net(1)	24,270	(662)	23,608	27,491	(526)	26,965
Allowance for credit losses	(6,141)	(630)	(6,771)	(7,297)	(671)	(7,968)
Total held-for-investment loans, net(2)	3,153,089	179,205	3,332,294	3,138,139	151,927	3,290,066
Total mortgage loans, net	$3,154,371	$179,284	$3,333,655	$3,139,031	$152,049	$3,291,080
(1)Includes ($0.5) billion and ($0.3) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes $6.7 billion and $7.0 billion of multifamily held-for-investment loans for which we have elected the fair value option as of June 30, 2026 and December 31, 2025, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Single-Family:
Purchases:
Held-for-investment loans	$110,120	$93,603	$212,633	$171,249
Sales of held-for-sale loans(1)	—	496	—	1,255
Multifamily:
Purchases:
Held-for-investment loans	17,821	8,663	30,521	12,577
Held-for-sale loans	126	2,096	222	7,527
Sales of held-for-sale loans(2)	326	8,247	997	14,851
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 2Q 2026 Form 10-Q	46

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	2Q 2026			2Q 2025
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$251	$4	$—	$276	$1	$—
Held-for-sale to held-for-investment(2)	87	10	6	82	7	6
Multifamily reclassifications from:
Held-for-investment to held-for-sale	282	1	(15)	290	1	(3)
Held-for-sale to held-for-investment(2)	—	—	—	16	—	—

	YTD 2026			YTD 2025
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$793	$26	$—	$965	$8	$—
Held-for-sale to held-for-investment(2)	233	19	18	340	28	19
Multifamily reclassifications from:
Held-for-investment to held-for-sale	724	2	(35)	817	2	(30)
Held-for-sale to held-for-investment(2)	—	—	—	206	(1)	5
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	June 30, 2026	March 31, 2026	2Q 2026	YTD 2026
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$17,340	$17,002	$49	$124
15-year or less, amortizing fixed-rate	449	462	1	2
Adjustable-rate and other	215	217	1	2
Total Single-Family	18,004	17,681	51	128
Total Multifamily	186	50	—	—
Total Single-Family and Multifamily	$18,190	$17,731	$51	$128

Freddie Mac 2Q 2026 Form 10-Q	47

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	June 30, 2025	March 31, 2025	2Q 2025	YTD 2025
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,376	$15,724	$43	$107
15-year or less, amortizing fixed-rate	480	487	1	2
Adjustable-rate and other	242	256	1	2
Total Single-Family	16,098	16,467	45	111
Total Multifamily	179	207	—	1
Total Single-Family and Multifamily	$16,277	$16,674	$45	$112
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
Table 3.5 - Accrued Interest Receivable and Related Charge-Offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-Offs
(In millions)	June 30, 2026	December 31, 2025	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Single-Family loans	$10,787	$10,547	($70)	($60)	($143)	($124)
Multifamily loans	755	663	(5)	—	(5)	(3)
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

Freddie Mac 2Q 2026 Form 10-Q	48

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	June 30, 2026
	Year of Origination						Total
(In millions)	2026	2025	2024	2023	2022	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$24,157	$52,245	$45,040	$38,862	$121,153	$1,469,049	$1,750,506
> 60 to 80	66,488	128,519	104,634	89,543	150,703	177,168	717,055
> 80 to 90	28,726	63,918	62,355	40,455	35,507	7,539	238,500
> 90 to 100	34,265	65,674	34,731	11,075	7,284	1,267	154,296
> 100	115	464	1,725	1,525	1,587	204	5,620
Total 20- and 30-year or more, amortizing fixed-rate	153,751	310,820	248,485	181,460	316,234	1,655,227	2,865,977
Current-year gross charge-offs	—	7	49	79	84	65	284
15-year or less, amortizing fixed-rate
≤ 60	4,496	10,818	5,498	3,816	18,930	188,545	232,103
> 60 to 80	4,835	8,990	3,503	1,306	1,090	143	19,867
> 80 to 90	1,137	1,687	406	60	31	1	3,322
> 90 to 100	518	536	32	5	3	—	1,094
> 100	7	2	1	—	—	—	10
Total 15-year or less, amortizing fixed-rate	10,993	22,033	9,440	5,187	20,054	188,689	256,396
Current-year gross charge-offs	—	—	—	1	1	1	3
Adjustable-rate and other
≤ 60	1,049	2,037	331	425	1,806	12,650	18,298
> 60 to 80	2,872	4,772	925	1,131	1,940	507	12,147
> 80 to 90	1,134	1,885	451	491	470	21	4,452
> 90 to 100	819	1,183	149	115	95	4	2,365
> 100	2	2	2	13	25	1	45
Total adjustable-rate and other	5,876	9,879	1,858	2,175	4,336	13,183	37,307
Current-year gross charge-offs	—	—	—	—	1	—	1
Total for all loan product types by current LTV ratio:
≤ 60	29,702	65,100	50,869	43,103	141,889	1,670,244	2,000,907
> 60 to 80	74,195	142,281	109,062	91,980	153,733	177,818	749,069
> 80 to 90	30,997	67,490	63,212	41,006	36,008	7,561	246,274
> 90 to 100	35,602	67,393	34,912	11,195	7,382	1,271	157,755
> 100	124	468	1,728	1,538	1,612	205	5,675
Total Single-Family loans	$170,620	$342,732	$259,783	$188,822	$340,624	$1,857,099	$3,159,680
Total current-year gross charge-offs	$—	$7	$49	$80	$86	$66	$288

Freddie Mac 2Q 2026 Form 10-Q	49

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2025
	Year of Origination						Total
(In millions)	2025	2024	2023	2022	2021	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,112	$47,188	$39,388	$114,149	$557,834	$936,838	$1,742,509
> 60 to 80	118,639	110,794	95,194	162,477	179,033	40,311	706,448
> 80 to 90	60,372	67,451	50,223	43,480	9,002	1,135	231,663
> 90 to 100	77,814	51,196	16,197	10,399	1,386	292	157,284
> 100	557	2,426	1,822	1,663	156	84	6,708
Total 20- and 30-year or more, amortizing fixed-rate	304,494	279,055	202,824	332,168	747,411	978,660	2,844,612
Full-year gross charge-offs	1	22	44	73	54	172	366
15-year or less, amortizing fixed-rate
≤ 60	9,953	5,816	3,987	19,872	96,005	111,387	247,020
> 60 to 80	9,450	4,281	1,879	1,833	286	17	17,746
> 80 to 90	1,967	639	105	57	3	—	2,771
> 90 to 100	1,007	104	15	7	—	—	1,133
> 100	8	2	1	—	—	—	11
Total 15-year or less, amortizing fixed-rate	22,385	10,842	5,987	21,769	96,294	111,404	268,681
Full-year gross charge-offs	—	—	—	1	1	1	3
Adjustable-rate and other
≤ 60	1,797	358	412	1,753	3,121	10,469	17,910
> 60 to 80	4,321	923	1,184	2,138	489	155	9,210
> 80 to 90	1,783	522	581	574	19	9	3,488
> 90 to 100	1,312	226	153	132	3	2	1,828
> 100	2	2	12	19	—	2	37
Total adjustable-rate and other	9,215	2,031	2,342	4,616	3,632	10,637	32,473
Full-year gross charge-offs	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	58,862	53,362	43,787	135,774	656,960	1,058,694	2,007,439
> 60 to 80	132,410	115,998	98,257	166,448	179,808	40,483	733,404
> 80 to 90	64,122	68,612	50,909	44,111	9,024	1,144	237,922
> 90 to 100	80,133	51,526	16,365	10,538	1,389	294	160,245
> 100	567	2,430	1,835	1,682	156	86	6,756
Total Single-Family loans	$336,094	$291,928	$211,153	$358,553	$847,337	$1,100,701	$3,145,766
Total full-year gross charge-offs	$1	$22	$44	$75	$55	$174	$371
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 2Q 2026 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	June 30, 2026
	Year of Origination							Total
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans
Category:
Pass	$26,066	$66,740	$27,940	$12,658	$15,010	$19,831	$1,313	$169,558
Special mention	—	115	267	100	185	537	—	1,204
Substandard	—	—	391	611	846	478	—	2,326
Doubtful	—	—	—	—	—	—	—	—
Total	$26,066	$66,855	$28,598	$13,369	$16,041	$20,846	$1,313	$173,088
Current-year gross charge-offs	$—	$—	$—	$—	$2	$50	$—	$52

	December 31, 2025
	Year of Origination							Total
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans
Category:
Pass	$63,205	$28,613	$13,374	$15,732	$7,238	$12,947	$1,851	$142,960
Special mention	—	49	173	177	96	670	—	1,165
Substandard	—	163	266	581	233	225	—	1,468
Doubtful	—	—	—	—	—	—	—	—
Total	$63,205	$28,825	$13,813	$16,490	$7,567	$13,842	$1,851	$145,593
Full-year gross charge-offs	$—	$—	$—	$11	$—	$115	$—	$126
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	June 30, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,813,521	$28,592	$7,041	$16,823	$2,865,977	$1,159
15-year or less, amortizing fixed-rate	254,514	1,223	222	437	256,396	11
Adjustable-rate and other	36,720	299	78	210	37,307	32
Total Single-Family	3,104,755	30,114	7,341	17,470	3,159,680	1,202
Total Multifamily	172,743	143	16	186	173,088	124
Total Single-Family and Multifamily	$3,277,498	$30,257	$7,357	$17,656	$3,332,768	$1,326

Freddie Mac 2Q 2026 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,793,168	$27,286	$7,892	$16,266	$2,844,612	$662
15-year or less, amortizing fixed-rate	266,741	1,196	276	468	268,681	7
Adjustable-rate and other	31,880	291	87	215	32,473	31
Total Single-Family	3,091,789	28,773	8,255	16,949	3,145,766	700
Total Multifamily	145,344	57	2	190	145,593	132
Total Single-Family and Multifamily	$3,237,133	$28,830	$8,257	$17,139	$3,291,359	$832
(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both June 30, 2026 and December 31, 2025.
(2)Includes $4.6 billion and $4.0 billion of single-family loans that were in the process of foreclosure as of June 30, 2026 and December 31, 2025, respectively.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2026
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,366	$1,902	$674	$7,942	0.3%
15-year or less, amortizing fixed-rate	162	1	—	163	0.1
Adjustable-rate and other	45	2	—	47	0.1
Total Single-Family loan restructurings	$5,573	$1,905	$674	$8,152	0.3

	2Q 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,515	$2,358	$264	$8,137	0.3%
15-year or less, amortizing fixed-rate	177	1	—	178	0.1
Adjustable-rate and other	49	6	1	56	0.2
Total Single-Family loan restructurings	$5,741	$2,365	$265	$8,371	0.3

Freddie Mac 2Q 2026 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2026
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$10,436	$3,743	$1,054	$15,233	0.5%
15-year or less, amortizing fixed-rate	319	2	—	321	0.1
Adjustable-rate and other	90	4	—	94	0.3
Total Single-Family loan restructurings	$10,845	$3,749	$1,054	$15,648	0.5

	YTD 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,545	$3,969	$384	$15,898	0.6%
15-year or less, amortizing fixed-rate	390	1	—	391	0.1
Adjustable-rate and other	100	9	2	111	0.4
Total Single-Family loan restructurings	$12,035	$3,979	$386	$16,400	0.5
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in the trial period modification plans was $4.2 billion and $3.2 billion as of June 30, 2026 and June 30, 2025, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $1.8 billion and $4.0 billion related to payment deferral plans for 2Q 2026 and YTD 2026, respectively, compared to $2.2 billion and $4.9 billion for 2Q 2025 and YTD 2025, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2026
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.8%	144	$28
15-year or less, amortizing fixed-rate	—	39	11
Adjustable-rate and other	NM	94	18

	2Q 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	147	$26
15-year or less, amortizing fixed-rate	—	45	11
Adjustable-rate and other	1.0	142	16

Freddie Mac 2Q 2026 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2026
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.8%	144	$27
15-year or less, amortizing fixed-rate	—	35	11
Adjustable-rate and other	NM	119	16

	YTD 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	154	$21
15-year or less, amortizing fixed-rate	—	44	10
Adjustable-rate and other	0.9	169	13
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2026
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,025	$945	$149	$2,119
15-year or less, amortizing fixed-rate	27	1	—	28
Adjustable-rate and other	6	3	—	9
Total Single-Family	$1,058	$949	$149	$2,156

	2Q 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$993	$635	$24	$1,652
15-year or less, amortizing fixed-rate	30	—	—	30
Adjustable-rate and other	8	1	—	9
Total Single-Family	$1,031	$636	$24	$1,691

Freddie Mac 2Q 2026 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2026
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,919	$1,743	$257	$3,919
15-year or less, amortizing fixed-rate	46	1	—	47
Adjustable-rate and other	15	3	—	18
Total Single-Family	$1,980	$1,747	$257	$3,984

	YTD 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,816	$1,148	$32	$2,996
15-year or less, amortizing fixed-rate	60	—	—	60
Adjustable-rate and other	16	2	—	18
Total Single-Family	$1,892	$1,150	$32	$3,074
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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	June 30, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,520	$3,686	$2,026	$6,974	$27,206
15-year or less, amortizing fixed-rate	292	77	43	165	577
Adjustable-rate and other	78	27	14	60	179
Total Single-Family	$14,890	$3,790	$2,083	$7,199	$27,962

	June 30, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,871	$3,371	$1,828	$6,840	$25,910
15-year or less, amortizing fixed-rate	353	86	54	191	684
Adjustable-rate and other	79	20	16	71	186
Total Single-Family	$14,303	$3,477	$1,898	$7,102	$26,780

Freddie Mac 2Q 2026 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Non-Cash Investing and Financing Activities

During YTD 2026 and YTD 2025, we acquired $130.1 billion and $122.4 billion, respectively, of loans held-for-investment in exchange for the issuance of debt issued by consolidated trusts in guarantor swap transactions. We received approximately $71.7 billion and $62.3 billion of loans held-for-investment from sellers during YTD 2026 and YTD 2025, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2026 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	June 30, 2026
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$28,936	$23,731	$438	39
Other mortgage-related guarantees	6,861	6,861	82	26
Total Single-Family mortgage-related guarantees	35,797	30,592	520
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	314,464	283,834	3,221	34
Other mortgage-related guarantees	9,919	9,908	311	32
Total Multifamily mortgage-related guarantees	324,383	293,742	3,532
Guarantees of Fannie Mae securities	95,575	95,575	—	35
Other	59	368	—	29

	December 31, 2025
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,025	$24,604	$453	40
Other mortgage-related guarantees	7,212	7,212	96	26
Total Single-Family mortgage-related guarantees	37,237	31,816	549
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	332,572	299,507	3,629	34
Other mortgage-related guarantees	10,003	9,992	332	33
Total Multifamily mortgage-related guarantees	342,575	309,499	3,961
Guarantees of Fannie Mae securities	98,370	98,370	—	36
Other	64	399	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Maximum exposure to loss excludes the exposure related to advances made by us as guarantor. The outstanding balances of guarantor advances were $0.3 billion and $0.4 billion as of June 30, 2026 and December 31, 2025, respectively.

Freddie Mac 2Q 2026 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	June 30, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$31,717	$1,996	$722	$1,362	$35,797
Multifamily	321,549	718	271	1,845	324,383
Total	$353,266	$2,714	$993	$3,207	$360,180

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$32,713	$2,234	$860	$1,430	$37,237
Multifamily	340,501	141	218	1,715	342,575
Total	$373,214	$2,375	$1,078	$3,145	$379,812
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
The table below presents our other off-balance sheet credit exposures.
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	June 30, 2026	December 31, 2025
Mortgage loan purchase commitments(1)	$15,778	$14,010
Unsettled securities purchased under agreements to resell, net(2)	15,752	27,811
Other commitments(3)	3,532	3,788
Total	$35,062	$45,609
(1)Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $4.3 billion and $1.9 billion of unsettled securities sold under agreements to repurchase as of June 30, 2026 and December 31, 2025.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 2Q 2026 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	2Q 2026			2Q 2025			YTD 2026			YTD 2025
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$7,228	$885	$8,113	$6,851	$600	$7,451	$7,549	$956	$8,505	$6,691	$548	$7,239
Provision (benefit) for credit losses	(846)	(34)	(880)	622	161	783	(1,157)	(43)	(1,200)	850	213	1,063
Charge-offs	(181)	(1)	(182)	(96)	(4)	(100)	(359)	(65)	(424)	(287)	(5)	(292)
Recoveries collected	65	—	65	23	—	23	125	1	126	50	1	51
Other(1)	112	—	112	116	—	116	220	1	221	212	—	212
Ending balance	$6,378	$850	$7,228	$7,516	$757	$8,273	$6,378	$850	$7,228	$7,516	$757	$8,273

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,141	$630	$6,771	$7,236	$493	$7,729
Other(2)	237	220	457	280	264	544
Total ending balance	$6,378	$850	$7,228	$7,516	$757	$8,273
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    2Q 2026 vs. 2Q 2025 and YTD 2026 vs. YTD 2025 - The benefit for credit losses for the 2026 periods was primarily due to a credit reserve release in Single-Family driven by updates to our process for generating future house price scenarios. The provision for credit losses for the 2025 periods was primarily driven by a credit reserve build in Single-Family attributable to lower estimated market values of single-family properties based on our internal house price index and lower forecasted house price growth rates.

Freddie Mac 2Q 2026 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	June 30, 2026	December 31, 2025
Trading securities	$81,938	$82,096
Available-for-sale securities	2,404	3,316
Total fair value of investment securities	$84,342	$85,412
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	June 30, 2026	December 31, 2025
Mortgage-related securities	$10,603	$10,932
Non-mortgage-related securities	71,335	71,164
Total fair value of trading securities	$81,938	$82,096
The table below provides details of our net trading gains (losses) recognized during the periods presented.
Table 6.3 - Net Trading Gains (Losses)

(In millions)	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Net trading gains (losses)	($517)	$214	($948)	$575
Less: Net trading gains (losses) on securities sold	(23)	(7)	(70)	21
Net trading gains (losses) related to securities still held at period end	($494)	$221	($878)	$554
Available-for-Sale Securities

At both June 30, 2026 and December 31, 2025, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.4 - Available-for-Sale Securities

	June 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$1,871	$9	($36)	$1,844	$4
Other mortgage-related securities	392	189	(21)	560	6
Total available-for-sale securities	$2,263	$198	($57)	$2,404	$10

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$2,726	$16	($40)	$2,702	$6
Other mortgage-related securities	423	209	(18)	614	7
Total available-for-sale securities	$3,149	$225	($58)	$3,316	$13

Freddie Mac 2Q 2026 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

The fair value of our available-for-sale securities held at June 30, 2026 scheduled to contractually mature after five years through ten years was $0.4 billion, with an additional $1.2 billion scheduled to contractually mature after ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	June 30, 2026
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$168	($1)	$989	($35)
Other mortgage-related securities	81	(1)	19	(20)
Total available-for-sale securities in a gross unrealized loss position	$249	($2)	$1,008	($55)

	December 31, 2025
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$178	$—	$1,713	($40)
Other mortgage-related securities	43	—	22	(18)
Total available-for-sale securities in a gross unrealized loss position	$221	$—	$1,735	($58)
At June 30, 2026, the gross unrealized losses in the table above relate to 103 securities.
The table below summarizes the total proceeds, gross realized gains, and gross realized losses from sales of available-for-sale securities.
Table 6.6 - Total Proceeds, Gross Realized Gains, and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Gross realized gains	$1	$1	1	$1
Gross realized losses	(15)	(1)	(16)	(1)
Net realized gains (losses)	($14)	$—	($15)	$—
Total proceeds	$409	$797	$690	$797
Non-Cash Investing and Financing Activities

During YTD 2025, we derecognized $1.5 billion of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary. There was no such activity during YTD 2026.
During 2Q 2026, we purchased $0.3 billion and sold $0.2 billion of non-mortgage-related securities that were traded, but not settled at June 30, 2026. We settled our purchase and sale obligations during 3Q 2026.

Freddie Mac 2Q 2026 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Short-term and Long-term Debt
Short-term Debt

The table below summarizes the balances and effective interest rates for our short-term debt (debt with original maturities of one year or less).
Table 7.1 - Short-term Debt(1)

(Dollars in millions)	June 30, 2026	December 31, 2025
Par value	$18,084	$37,867
Carrying amount	17,984	37,718
Weighted average effective rate	3.63%	3.82%
(1)Includes $0.5 billion and $3.0 billion of callable debt as of June 30, 2026 and December 31, 2025, respectively.
Long-term Debt

The table below summarizes our long-term debt (debt with original maturities of more than one year).
Table 7.2 - Long-term Debt

	June 30, 2026				December 31, 2025
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Fixed-rate(3)	2026 - 2056	$104,647	$102,137	3.63%	2026 - 2054	$92,236	$90,104	3.62%
Variable-rate(4)	2026 - 2036	58,439	58,421	4.58	2026 - 2035	76,008	75,991	4.74
Zero-coupon	2027 - 2039	3,904	2,671	4.74	2026 - 2039	3,904	2,610	4.73
Other(5)	2029 - 2053	465	516	7.88	2028 - 2053	546	591	8.95
Total long-term debt		$167,455	$163,745	4.00		$172,694	$169,296	4.15
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.2 billion at both June 30, 2026 and December 31, 2025, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected. Includes hedge-related basis adjustments.
(2)Based on carrying amount. Excludes hedge-related basis adjustments.
(3)Includes $96.8 billion and $84.4 billion of callable debt as of June 30, 2026 and December 31, 2025, respectively.
(4)Includes $0.8 billion and $0.7 billion of callable debt as of June 30, 2026 and December 31, 2025, respectively.
(5)Includes STACR debt notes, SCR debt notes, and IO debt.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes contractual maturities of long-term debt securities at June 30, 2026.
Table 7.3 - Contractual Maturities of Long-term Debt(1)

(In millions)	Par Value
2026	$24,663
2027	47,291
2028	20,425
2029	18,618
2030	23,933
Thereafter	32,060
Total	$166,990
(1)Excludes $0.5 billion of STACR debt notes and SCR debt notes. Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty.

Freddie Mac 2Q 2026 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Derivatives
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	June 30, 2026			December 31, 2025
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$621,553	$1,160	($230)	$557,848	$1,148	($306)
Written options	68,480	—	(1,420)	40,480	—	(1,459)
Purchased options	120,970	4,291	—	108,030	3,893	—
Futures	87,338	—	—	87,007	—	—
Total interest-rate risk management derivatives	898,341	5,451	(1,650)	793,365	5,041	(1,765)
Mortgage commitment derivatives	82,420	39	(23)	57,170	28	(15)
CRT-related derivatives(1)	26,193	—	(106)	26,883	—	(155)
Other	39,864	50	(703)	31,096	73	(601)
Total derivatives not designated as hedges	1,046,818	5,540	(2,482)	908,514	5,142	(2,536)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	124,759	135	(2,390)	125,908	198	(2,224)
Total derivatives designated as fair value hedges	124,759	135	(2,390)	125,908	198	(2,224)
Receivables (payables)		199	—		107	—
Netting adjustments(2)		(4,014)	3,999		(3,981)	3,979
Total derivatives portfolio, net	$1,171,577	$1,860	($873)	$1,034,422	$1,466	($781)
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(2)Represents counterparty netting and cash collateral netting.

Freddie Mac 2Q 2026 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivatives Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	June 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$5,588	($4,031)	$5,247	($3,989)
Cleared and exchange-traded derivatives	134	(8)	77	—
Mortgage commitment derivatives	103	(23)	50	(15)
Other	49	(810)	73	(756)
Total derivatives	5,874	(4,872)	5,447	(4,760)
Counterparty netting	(2,998)	2,998	(2,998)	2,998
Cash collateral netting(1)	(1,016)	1,001	(983)	981
Net amount presented in the condensed consolidated balance sheets	1,860	(873)	1,466	(781)
Gross amount not offset in the condensed consolidated balance sheets(2)	(1,493)	29	(1,155)	—
Net amount	$367	($844)	$311	($781)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Interest-rate risk management derivatives:
Swaps	$178	($98)	$481	($415)
Written options	79	94	73	220
Purchased options	(159)	(141)	(144)	(357)
Futures	96	(10)	167	(176)
Total interest-rate risk management derivatives fair value gains (losses)	194	(155)	577	(728)
Mortgage commitment derivatives	(60)	(75)	162	(183)
CRT-related derivatives(1)	24	(28)	56	16
Other	(20)	51	(103)	162
Total derivatives not designated as hedges fair value gains (losses)	$138	($207)	$692	($733)
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 2Q 2026 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Hedge Accounting

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	2Q 2026		2Q 2025
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$34,275	($28,265)	$32,048	($26,749)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(372)	—	328	—
Derivatives designated as hedging instruments	366	—	(341)	—
Interest accruals on hedging instruments	38	—	123	—
Discontinued hedge related basis adjustments amortization	74	—	70	—
Interest contracts on debt(1):
Gain (loss) on fair value hedging relationships:
Hedged items	—	132	—	(607)
Derivatives designated as hedging instruments	—	(110)	—	611
Interest accruals on hedging instruments	—	(107)	—	(466)
Discontinued hedge related basis adjustment amortization	—	—	—	(1)
Total impact of fair value hedge accounting	$106	($85)	$180	($463)

	YTD 2026		YTD 2025
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$67,925	($56,296)	$63,413	($53,012)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(543)	—	1,023	—
Derivatives designated as hedging instruments	439	—	(1,113)	—
Interest accruals on hedging instruments	94	—	252	—
Discontinued hedge related basis adjustments amortization	127	—	136	—
Interest contracts on debt(1):
Gain (loss) on fair value hedging relationships:
Hedged items	—	372	—	(1,408)
Derivatives designated as hedging instruments	—	(341)	—	1,422
Interest accruals on hedging instruments	—	(222)	—	(944)
Discontinued hedge related basis adjustment amortization	—	1	—	(12)
Total impact of fair value hedge accounting	$117	($190)	$298	($942)
(1)Represents amounts primarily related to long-term debt on our condensed consolidated balance sheets.

Freddie Mac 2Q 2026 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	June 30, 2026
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,046,082	($3,185)	($450)	($2,735)	$41,952	$8,585
Debt(1)	(87,230)	2,449	—	17	—	—

	December 31, 2025
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,084,479	($2,768)	($330)	($2,438)	$44,826	$8,585
Debt(1)	(68,285)	2,054	—	15	—	—
(1)Represents amounts primarily related to long-term debt on our condensed consolidated balance sheets.

Freddie Mac 2Q 2026 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	June 30, 2026		December 31, 2025
(In millions)	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase
Gross amount recognized	$57,089	($4,683)	$78,378	($6,459)
Amount offset in the condensed consolidated balance sheets	(4,683)	4,683	(6,459)	6,459
Net amount presented in the condensed consolidated balance sheets	52,406	—	71,919	—
Gross amount not offset in the condensed consolidated balance sheets(1)	(52,406)	—	(71,919)	—
Net amount	$—	$—	$—	$—
(1)For securities purchased under agreements to resell, includes $57.0 billion and $78.3 billion of collateral that we had the right to repledge as of June 30, 2026 and December 31, 2025, respectively. We did not repledge collateral as of June 30, 2026 or December 31, 2025.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

(In millions)	June 30, 2026	December 31, 2025
Overnight and continuous	$4,683	$—
30 days or less	—	6,459
After 30 days through 90 days	—	—
Greater than 90 days	—	—
Total	$4,683	$6,459
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge, and for regulatory requirements.
Table 9.3 - Collateral in the Form of Securities Pledged

(In millions)	June 30, 2026	December 31, 2025
Trading securities	$8,996	$11,159

Freddie Mac 2Q 2026 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	2Q 2026	2Q 2025	YTD 2026	YTD 2025
Interest income
Mortgage loans	$32,619	$29,901	$64,551	$59,296
Investment securities	876	845	1,709	1,465
Securities purchased under agreements to resell	684	1,186	1,482	2,426
Other	96	116	183	226
Total interest income	34,275	32,048	67,925	63,413
Interest expense
Debt issued by consolidated trusts	(26,384)	(24,492)	(52,385)	(48,551)
Short-term debt	(179)	(177)	(454)	(338)
Long-term debt	(1,646)	(2,025)	(3,348)	(4,025)
Securities sold under agreements to repurchase	(56)	(55)	(109)	(98)
Total interest expense	(28,265)	(26,749)	(56,296)	(53,012)
Net interest income	6,010	5,299	11,629	10,401
(Provision) benefit for credit losses	880	(783)	1,200	(1,063)
Net interest income after (provision) benefit for credit losses	$6,890	$4,516	$12,829	$9,338

Freddie Mac 2Q 2026 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	2Q 2026			2Q 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$31,988	$2,287	$34,275	$30,641	$1,407	$32,048
Interest expense	(26,539)	(1,726)	(28,265)	(25,743)	(1,006)	(26,749)
Net interest income	5,449	561	6,010	4,898	401	5,299
Non-interest income (loss)
Guarantee income	19	269	288	33	365	398
Investment gains (losses), net	(438)	12	(426)	142	(23)	119
Other income	70	49	119	62	38	100
Non-interest income (loss)	(349)	330	(19)	237	380	617
Net revenues	5,100	891	5,991	5,135	781	5,916
(Provision) benefit for credit losses	846	34	880	(622)	(161)	(783)
Non-interest expense
Administrative expense(1)	(522)	(154)	(676)	(575)	(173)	(748)
Credit enhancement expense	(445)	(62)	(507)	(464)	(47)	(511)
Legislative and regulatory assessments	(827)	(13)	(840)	(813)	(12)	(825)
Other expense	(76)	2	(74)	(53)	(21)	(74)
Non-interest expense	(1,870)	(227)	(2,097)	(1,905)	(253)	(2,158)
Income before income tax expense	4,076	698	4,774	2,608	367	2,975
Income tax expense	(799)	(137)	(936)	(516)	(72)	(588)
Net income	3,277	561	3,838	2,092	295	2,387
Other comprehensive income (loss), net of taxes and reclassification adjustments	3	6	9	9	12	21
Comprehensive income	$3,280	$567	$3,847	$2,101	$307	$2,408

Freddie Mac 2Q 2026 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	YTD 2026			YTD 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$63,558	$4,367	$67,925	$60,687	$2,726	$63,413
Interest expense	(52,989)	(3,307)	(56,296)	(51,036)	(1,976)	(53,012)
Net interest income	10,569	1,060	11,629	9,651	750	10,401
Non-interest income (loss)
Guarantee income	39	569	608	56	782	838
Investment gains (losses), net	(504)	120	(384)	203	108	311
Other income	171	100	271	143	75	218
Non-interest income (loss)	(294)	789	495	402	965	1,367
Net revenues	10,275	1,849	12,124	10,053	1,715	11,768
(Provision) benefit for credit losses	1,157	43	1,200	(850)	(213)	(1,063)
Non-interest expense
Administrative expense(1)	(1,004)	(298)	(1,302)	(1,098)	(326)	(1,424)
Credit enhancement expense	(831)	(117)	(948)	(955)	(96)	(1,051)
Legislative and regulatory assessments	(1,648)	(24)	(1,672)	(1,620)	(22)	(1,642)
Other expense	(167)	(30)	(197)	(103)	(26)	(129)
Non-interest expense	(3,650)	(469)	(4,119)	(3,776)	(470)	(4,246)
Income before income tax expense	7,782	1,423	9,205	5,427	1,032	6,459
Income tax expense	(1,529)	(280)	(1,809)	(1,074)	(204)	(1,278)
Net income	6,253	1,143	7,396	4,353	828	5,181
Other comprehensive income (loss), net of taxes and reclassification adjustments	(10)	(1)	(11)	17	38	55
Comprehensive income	$6,243	$1,142	$7,385	$4,370	$866	$5,236
(1)Includes salaries and employee benefits and professional services, technology, and occupancy.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	June 30, 2026	December 31, 2025
Single-Family	$3,172,304	$3,156,290
Multifamily	504,970	495,835
Total segment assets	3,677,274	3,652,125
Reconciling items(1)	(158,959)	(154,527)
Total assets per condensed consolidated balance sheets	$3,518,315	$3,497,598

(1)Reconciling items include (1) assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and (2) assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 2Q 2026 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	June 30, 2026
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$922,030	29%	0.47%
Northeast	732,103	23	0.63
Southeast	569,212	18	0.69
Southwest	481,976	15	0.64
North Central	466,685	15	0.60
Total	$3,172,006	100%	0.60
State:
California	$507,190	16%	0.46%
Texas	231,131	7	0.72
Florida	214,660	7	0.83
New York	139,558	4	0.82
Illinois	118,733	4	0.72
All other	1,960,734	62	0.57
Total	$3,172,006	100%	0.60
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

Freddie Mac 2Q 2026 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	June 30, 2026
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$129,249	26%	0.92%
West	116,794	23	0.24
Southeast	107,410	21	0.19
Southwest	97,901	19	0.72
North Central	53,616	11	0.37
Total	$504,970	100%	0.51
State(3):
California	$62,776	12%	0.25
Texas	61,184	12	0.74
Florida	46,035	9	0.12
New York	40,673	8	2.14
Georgia	22,200	4	0.19
All other	272,102	55	0.37
Total	$504,970	100%	0.51
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

Freddie Mac 2Q 2026 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2026
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$1,788	$616	$—	$2,404
Trading:
Mortgage-related securities	—	8,105	2,498	—	10,603
Non-mortgage-related securities	71,161	174	—	—	71,335
Total trading securities	71,161	8,279	2,498	—	81,938
Total investment securities	71,161	10,067	3,114	—	84,342
Mortgage loans held-for-sale	—	—	2	—	2
Mortgage loans held-for-investment	—	5,925	822	—	6,747
Other assets:
Guarantee assets	—	—	4,247	—	4,247
Derivative assets, net	2	5,624	49	(3,815)	1,860
Other assets	—	—	244	—	244
Total other assets	2	5,624	4,540	(3,815)	6,351
Total assets carried at fair value on a recurring basis	$71,163	$21,616	$8,478	($3,815)	$97,442
Liabilities:
Debt issued by consolidated trusts	$—	$5,939	$52	$—	$5,991
Long-term debt	—	120	56	—	176
Other liabilities:
Derivative liabilities, net	8	4,734	130	(3,999)	873
Total liabilities carried at fair value on a recurring basis	$8	$10,793	$238	($3,999)	$7,040

Freddie Mac 2Q 2026 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,616	$700	$—	$3,316
Trading:
Mortgage-related securities	—	8,146	2,786	—	10,932
Non-mortgage-related securities	70,916	248	—	—	71,164
Total trading securities	70,916	8,394	2,786	—	82,096
Total investment securities	70,916	11,010	3,486	—	85,412
Mortgage loans held-for-investment	—	5,587	1,418	—	7,005
Other assets:
Guarantee assets	—	—	4,728	—	4,728
Derivative assets, net	5	5,261	74	(3,874)	1,466
Other assets	—	—	227	—	227
Total other assets	5	5,261	5,029	(3,874)	6,421
Total assets carried at fair value on a recurring basis	$70,921	$21,858	$9,933	($3,874)	$98,838
Liabilities:
Debt issued by consolidated trusts	$—	$5,808	$33	$—	$5,841
Long-term debt	—	125	70	—	195
Other liabilities:
Derivative liabilities, net	—	4,708	52	(3,979)	781
Total liabilities carried at fair value on a recurring basis	$—	$10,641	$155	($3,979)	$6,817
(1)     Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.

Freddie Mac 2Q 2026 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	2Q 2026
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at April 1, 2026	$3,325	$—	$716	$4,793	$198
Total realized/unrealized gains/losses(1)
Included in earnings	(155)	(2)	(64)	(61)	(16)
Included in other comprehensive income	(1)	—	—	—	—
Purchases	—	—	—	(3)	—
Issues	—	—	—	34	64
Sales	—	—	—	—	—
Settlements, net	(55)	—	(7)	(223)	(8)
Transfers into Level 3	—	4	267	—	—
Transfers out of Level 3	—	—	(90)	—	—
Balance at June 30, 2026	$3,114	$2	$822	$4,540	$238
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of June 30, 2026(2)	($67)	($2)	($64)	($63)	$7
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of June 30, 2026	(1)	—	—	—	—

	YTD 2026
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2026	$3,486	$—	$1,418	$5,029	$155
Total realized/unrealized gains/losses(1)
Included in earnings	(240)	(2)	(70)	(87)	4
Included in other comprehensive income	(23)	—	—	—	—
Purchases	21	—	—	(15)	—
Issues	—	—	—	53	84
Sales	—	—	—	—	—
Settlements, net	(130)	—	(64)	(440)	(5)
Transfers into Level 3	—	4	306	—	—
Transfers out of Level 3	—	—	(768)	—	—
Balance at June 30, 2026	$3,114	$2	$822	$4,540	$238
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of June 30, 2026(2)	($87)	($2)	($75)	($91)	$18
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of June 30, 2026	(18)	—	—	—	—

Freddie Mac 2Q 2026 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at April 1, 2025	$3,644	$155	$737	$5,391	$204
Total realized/unrealized gains/losses(1)
Included in earnings	(43)	—	(5)	65	(30)
Included in other comprehensive income	7	—	—	—	—
Purchases	202	—	—	(9)	—
Issues	—	—	—	156	—
Sales	—	—	—	(2)	—
Settlements, net	(48)	—	(14)	(260)	(4)
Transfers into Level 3	—	—	271	—	—
Transfers out of Level 3	—	(155)	(5)	—	—
Balance at June 30, 2025	$3,762	$—	$984	$5,341	$170
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of June 30, 2025(2)	$62	$—	($5)	$65	($30)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of June 30, 2025	6	—	—	—	—

	YTD 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2025	$3,610	$1,295	$841	$5,439	$241
Total realized/unrealized gains/losses(1)
Included in earnings	(60)	3	5	144	(67)
Included in other comprehensive income	12	—	—	—	—
Purchases	289	32	—	(9)	—
Issues	—	—	—	309	3
Sales	—	—	—	(8)	—
Settlements, net	(89)	—	(69)	(534)	(6)
Transfers into Level 3	—	—	302	—	17
Transfers out of Level 3(3)	—	(1,330)	(95)	—	(18)
Balance at June 30, 2025	$3,762	$—	$984	$5,341	$170
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of June 30, 20252)	$172	$—	$—	$144	($67)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of June 30, 2025	10	—	—	—	—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2026 and June 30, 2025, respectively.
(3)Transfers out of level 3 during YTD 2025 were primarily driven by a decline in the significance of the unobservable inputs for certain multifamily loans.

Freddie Mac 2Q 2026 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides the valuation technique, range, and weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2026
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,281	External pricing sources	Price	$0.0 - $2,783.1	$74.7
	833	Other
Mortgage loans held-for-sale	2
Mortgage loans held-for-investment	822	External pricing sources	Price	$25.3 - $103.8	$82.5
Other assets	3,957	Discounted cash flows	OAS	20 - 1,058 bps	50 bps
	583	Other
Total Level 3 assets	$8,478
Liabilities
Total Level 3 liabilities	$238

	December 31, 2025
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,532	External pricing sources	Price	$0.0 - $3,520.6	$82.1
	954	Other
Mortgage loans held-for-investment	1,418	External pricing sources	Price	$48.4 - $105.8	$89.0
Other assets	4,424	Discounted cash flows	OAS	17 - 8,850 bps	50 bps
	605	Other
Total Level 3 assets	$9,933
Liabilities
Total Level 3 liabilities	$155
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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

(In millions)	June 30, 2026	December 31, 2025
Mortgage loans:(1)
Level 2	24	109
Level 3(2)	636	508
Total	$660	$617
(1)Includes loans that are classified as held-for-investment where we recognize credit losses, either through an allowance for credit losses or charge-off, based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost. The valuation date for certain items may occur during the period and not at period end.
(2)The predominant valuation technique used for Level 3 non-recurring fair value measurement at both June 30, 2026 and December 31, 2025 was external pricing sources. The unobservable inputs included a range of $76.5 - $99.0 and weighted average of $81.4 at June 30, 2026 and a range of $24.0 - $104.3 and weighted average of $85.7 at December 31, 2025.

Freddie Mac 2Q 2026 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.5 - Fair Value of Financial Instruments

		June 30, 2026
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$4,321	$4,321	$—	$—	$—	$4,321
Securities purchased under agreements to resell	Amortized cost	52,406	—	57,089	—	(4,683)	52,406
Investment securities:
Available-for-sale	FV - OCI	2,404	—	1,788	616	—	2,404
Trading	FV - NI	81,938	71,161	8,279	2,498	—	81,938
Total investment securities		84,342	71,161	10,067	3,114	—	84,342
Mortgage loans held-for-sale	Lower-of-cost-or fair -value	1,361	—	96	1,380	—	1,476
Mortgage loans held-for-investment, net of allowance for credit losses	Various(4)	3,332,294	—	2,670,546	359,314	—	3,029,860
Other assets:
Guarantee assets	FV - NI	4,247	—	—	4,249	—	4,249
Derivative assets, net	FV - NI	1,860	2	5,624	49	(3,815)	1,860
Other assets(5)	Various(6)	1,905	—	537	1,663	—	2,200
Total other assets		8,012	2	6,161	5,961	(3,815)	8,309
Total financial assets		$3,482,736	$75,484	$2,743,959	$369,769	($8,498)	$3,180,714
Financial liabilities
Debt issued by consolidated trusts	Various(7)	$3,236,663	$—	$2,931,078	$390	$—	$2,931,468
Short-term debt	Amortized cost	17,984	—	17,979	—	—	17,979
Long-term debt	Various(8)	163,745	—	161,274	2,661	—	163,935
Securities sold under agreements to repurchase	Amortized cost	—	—	4,683	—	(4,683)	—
Other liabilities:
Guarantee obligations	Amortized cost	4,031	—	90	5,575	—	5,665
Derivative liabilities, net	FV - NI	873	8	4,734	130	(3,999)	873
Other liabilities(5)	FV - NI	—	—	149	51	—	200
Total other liabilities		4,904	8	4,973	5,756	(3,999)	6,738
Total financial liabilities		$3,423,296	$8	$3,119,987	$8,807	($8,682)	$3,120,120

Freddie Mac 2Q 2026 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2025
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,327	$5,327	$—	$—	$—	$5,327
Securities purchased under agreements to resell	Amortized cost	71,919	—	78,378	—	(6,459)	71,919
Investment securities:
Available-for-sale	FV - OCI	3,316	—	2,616	700	—	3,316
Trading	FV - NI	82,096	70,916	8,394	2,786	—	82,096
Total investment securities		85,412	70,916	11,010	3,486	—	85,412
Mortgage loans held-for-sale	Lower-of-cost-or fair -value	1,014	—	139	939	—	1,078
Mortgage loans held-for-investment, net of allowance for credit losses	Various(4)	3,290,066	—	2,626,057	382,754	—	3,008,811
Other assets:
Guarantee assets	FV - NI	4,728	—	—	4,730	—	4,730
Derivative assets, net	FV - NI	1,466	5	5,261	74	(3,874)	1,466
Other assets(5)	Various(6)	2,607	—	445	2,442	—	2,887
Total other assets		8,801	5	5,706	7,246	(3,874)	9,083
Total financial assets		$3,462,539	$76,248	$2,721,290	$394,425	($10,333)	$3,181,630
Financial liabilities
Debt issued by consolidated trusts	Various(7)	$3,198,008	$—	$2,913,353	$434	$—	$2,913,787
Short-term debt	Amortized cost	37,718	—	37,727	—	—	37,727
Long-term debt	Various(8)	169,296	—	167,440	2,674	—	170,114
Securities sold under agreements to repurchase	Amortized cost	—	—	6,459	—	(6,459)	—
Other liabilities:
Guarantee obligations	Amortized cost	4,494	—	92	6,104	—	6,196
Derivative liabilities, net	FV - NI	781	—	4,708	52	(3,979)	781
Other liabilities(5)	FV - NI	—	—	184	78	—	262
Total other liabilities		5,275	—	4,984	6,234	(3,979)	7,239
Total financial liabilities		$3,410,297	$—	$3,129,963	$9,342	($10,438)	$3,128,867
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $6.7 billion as of June 30, 2026, respectively, and $3.3 trillion and $7.0 billion as of December 31, 2025, respectively.
(5)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(6)The GAAP carrying amounts measured at amortized cost and FV - NI were $1.7 billion and $0.2 billion as of June 30, 2026, respectively, and $2.4 billion and $0.2 billion as of December 31, 2025, respectively.
(7)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $6.0 billion as of June 30, 2026, respectively, and $3.2 trillion and $5.8 billion as of December 31, 2025, respectively.
(8)The GAAP carrying amounts measured at amortized cost and FV - NI were $0.2 trillion and $0.2 billion as of June 30, 2026, respectively, and $0.2 trillion and $0.2 billion as of December 31, 2025, respectively.

Freddie Mac 2Q 2026 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.6 - Difference Between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	June 30, 2026			December 31, 2025
(In millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Mortgage loans held-for-sale	$2	$7	($5)	$—	$—	$—
Mortgage loans held-for-investment	6,747	6,984	(237)	7,005	7,148	($143)
Long-term debt	38	37	1	51	48	3
Debt issued by consolidated trusts	5,389	5,496	(107)	5,387	5,445	(58)
(1)    Excludes interest-only securities related to debt issued by consolidated trusts and long-term debt with a fair value of $0.7 billion as of June 30, 2026 and $0.6 billion as of December 31, 2025.
The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.7 - Changes in Fair Value Under the Fair Value Option Election

	2Q 2026	2Q 2025	YTD 2026	YTD 2025
(In millions)	Gains (Losses)		Gains (Losses)
Mortgage loans held-for-sale	($2)	$1	($2)	$228
Mortgage loans held-for-investment	(73)	20	(97)	68
Long-term debt	4	20	7	31
Debt issued by consolidated trusts	39	(5)	73	(53)
Other assets/other liabilities	—	25	—	125
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 2Q 2026 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In August 2018, the District Court denied the plaintiff's motion for class certification. On April 6, 2023, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's September 17, 2020 ruling, which had granted the plaintiff's request for summary judgment in favor of Freddie Mac and other defendants, and remanded the case to the District Court for further proceedings. On August 29, 2025, the District Court granted defendants' motions for summary judgment and final judgment was entered for all defendants. The plaintiff appealed to the U.S. Court of Appeals for the Sixth Circuit. Oral argument was held before the U.S. Court of Appeals for the Sixth Circuit on June 2, 2026, and a decision is pending.
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

Freddie Mac 2Q 2026 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.
Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial began on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award prejudgment interest to the Freddie Mac shareholders. In 2023, we recorded a $313 million accrual for the adverse judgment. On March 20, 2024, the District Court entered final judgment. On April 17, 2024, the defendants filed a renewed motion for judgment as a matter of law, notwithstanding the jury verdict, which was denied on March 14, 2025. The defendants filed a notice of appeal to the U.S. Court of Appeals for the D.C. Circuit on April 11, 2025. On April 25, 2025, the individual plaintiffs and the class plaintiffs filed their own appeals to the U.S. Court of Appeals for the D.C. Circuit. Following oral argument before the U.S. Court of Appeals for the D.C. Circuit on April 21, 2026, the District Court's judgment was affirmed on July 24, 2026. The defendants are evaluating potential next steps.

Freddie Mac 2Q 2026 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			June 30, 2026		December 31, 2025
Adjusted total assets			$3,905		$3,905
Risk-weighted assets (standardized approach)			1,261		1,231

	June 30, 2026
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$12	$101	$101	1.0%	8.0%	8.0%
CET1 capital	(14)	57	117	(1.1)	4.5	9.2
Tier 1 capital	—	76	136	—	6.0	10.7
Adjusted total capital	—	101	161	—	8.0	12.7
Leverage capital:
Core capital	5	98	98	0.1	2.5	2.5
Tier 1 capital	—	98	113	—	2.5	2.9

	December 31, 2025
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$6	$99	$99	0.5%	8.0%	8.0%
CET1 capital	(22)	55	114	(1.8)	4.5	9.3
Tier 1 capital	(7)	74	133	(0.6)	6.0	10.8
Adjusted total capital	(7)	99	158	(0.6)	8.0	12.8
Leverage capital:
Core capital	(2)	98	98	(0.1)	2.5	2.5
Tier 1 capital	(7)	98	113	(0.2)	2.5	2.9
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2Q 2026 Form 10-Q	83

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
Over the last several years, numerous lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA, challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Two of these cases remain pending and Freddie Mac is not a party to either. One of those lawsuits challenges the constitutionality of the structure of FHFA and seeks to void the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. The other pending lawsuit asserts an unlawful taking without just compensation and other claims related to the imposition of conservatorship.
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
We provide disclosure about our debt securities on our website at capitalmarkets.freddiemac.com/debt. From this address, investors can access the offering circular and issuance information for debt securities offerings under Freddie Mac's global debt facility, including any required pricing supplements for individual issuances of debt securities. Similar information about our STACR transactions and MSCR transactions is available at capitalmarkets.freddiemac.com/crt and mf.freddiemac.com/investors, respectively.
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

Freddie Mac 2Q 2026 Form 10-Q	84

Other Information
may be important to investors, in each case as applicable, on the websites for our business divisions, which can be found at sf.freddiemac.com, mf.freddiemac.com, and capitalmarkets.freddiemac.com/capital-markets.
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 2Q 2026. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2025 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 2Q 2026 Form 10-Q	85

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
Management, including the company's CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. As a result of management's evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2026, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2026
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2026 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2026 that we have not remediated.
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

Freddie Mac 2Q 2026 Form 10-Q	86

Controls and Procedures

Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 2Q 2026 have been prepared in conformity with GAAP.

Freddie Mac 2Q 2026 Form 10-Q	87

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

Freddie Mac 2Q 2026 Form 10-Q	88

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Kenny M. Smith
Kenny M. Smith
Chief Executive Officer
(Principal Executive Officer)
Date: July 30, 2026

By:	/s/ James Whitlinger
James Whitlinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 30, 2026

Freddie Mac 2Q 2026 Form 10-Q	89

Form 10-Q Index

Form 10-Q Index

Freddie Mac 2Q 2026 Form 10-Q	90