Form 10-Q
period 2026-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2026-10-29
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 6, 2026, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 3Q 2026 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 3Q 2026 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2025 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2026 included in Financial Statements.
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

Freddie Mac 3Q 2026 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $3.2 billion, up 17% from 3Q 2025, primarily driven by higher net revenues and lower non-interest expense, partially offset by an increase in the provision for credit losses.
■    Net revenues were $6.8 billion, an increase of 19% year-over-year, primarily driven by higher net interest income and higher non-interest income.
■    Net worth was $81.0 billion as of September 30, 2026, up from $67.6 billion as of September 30, 2025. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $150.4 billion on September 30, 2026, and will increase to $153.6 billion on December 31, 2026 based on the increase in net worth in 3Q 2026.
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $114 billion in liquidity to the mortgage market in 3Q 2026, which enabled the financing of 420,000 home purchases, refinancings, and rental units.

Freddie Mac 3Q 2026 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.7 trillion at September 30, 2026, continuing to grow at a moderate pace.
●    Our Single-Family mortgage portfolio was $3.2 trillion at September 30, 2026, up 1% year-over-year.
●    Our Multifamily mortgage portfolio was $510 billion at September 30, 2026, up 6% year-over-year.

Freddie Mac 3Q 2026 Form 10-Q	3

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
This discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change				Change
(Dollars in millions)	3Q 2026	3Q 2025	$	%	YTD 2026	YTD 2025	$	%
Net interest income	$5,877	$5,455	$422	8%	$17,506	$15,856	$1,650	10%
Non-interest income (loss)	933	284	649	229	1,428	1,651	(223)	(14)
Net revenues	6,810	5,739	1,071	19	18,934	17,507	1,427	8
(Provision) benefit for credit losses	(800)	(175)	(625)	(357)	400	(1,238)	1,638	NM
Non-interest expense	(1,994)	(2,116)	122	6	(6,113)	(6,362)	249	4
Income before income tax expense	4,016	3,448	568	16	13,221	9,907	3,314	33
Income tax expense	(781)	(675)	(106)	(16)	(2,590)	(1,953)	(637)	(33)
Net income	3,235	2,773	462	17	10,631	7,954	2,677	34
Other comprehensive income (loss), net of taxes and reclassification adjustments	(29)	16	(45)	NM	(40)	71	(111)	NM
Comprehensive income	$3,206	$2,789	$417	15%	$10,591	$8,025	$2,566	32%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	3Q 2026	3Q 2025	$	%	YTD 2026	YTD 2025	$	%
Guarantee net interest income:
Contractual net interest income	$4,294	$4,041	$253	6%	$12,656	$12,053	$603	5%
Deferred fee income	242	185	57	31	782	557	225	40
Total guarantee net interest income	4,536	4,226	310	7	13,438	12,610	828	7
Investments net interest income	1,454	1,369	85	6	4,266	4,040	226	6
Impact on net interest income from hedge accounting	(113)	(140)	27	19	(198)	(794)	596	75
Net interest income	$5,877	$5,455	$422	8%	$17,506	$15,856	$1,650	10%
Key Drivers:
■    Guarantee net interest income
●    3Q 2026 vs. 3Q 2025 and YTD 2026 vs. YTD 2025 - Increased primarily due to an increase in the balance of fully guaranteed securitizations in the Multifamily mortgage portfolio due to the change in our Multifamily business strategy and continued mortgage portfolio growth in Single-Family.
■    Investments net interest income
●    3Q 2026 vs. 3Q 2025 and YTD 2026 vs. YTD 2025 - Increased primarily due to growth in the mortgage-related investments portfolio and lower funding costs resulting from higher net worth.
■    Impact on net interest income from hedge accounting
●    3Q 2026 vs. 3Q 2025 and YTD 2026 vs. YTD 2025 - Decreased due to lower expense related to debt in hedge accounting relationships.

Freddie Mac 3Q 2026 Form 10-Q	4

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	3Q 2026			3Q 2025
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$8,785	$61	2.69%	$8,639	$70	3.16%
Securities purchased under agreements to resell	60,985	582	3.81	101,119	1,136	4.49
Investment securities	84,673	974	4.60	83,769	932	4.45
Mortgage loans held by consolidated trusts(1)	3,264,480	32,491	3.98	3,155,173	29,892	3.79
Mortgage loans held by Freddie Mac(1)	83,250	923	4.43	78,910	910	4.62
Other assets	3,115	34	4.37	3,134	35	4.36
Total interest-earning assets	3,505,288	35,065	4.00	3,430,744	32,975	3.85
Interest-bearing liabilities:
Debt issued by consolidated trusts	3,232,823	(27,305)	(3.38)	3,147,760	(25,072)	(3.19)
Short-term debt	12,030	(113)	(3.67)	28,185	(302)	(4.19)
Long-term debt	165,856	(1,704)	(4.11)	174,687	(2,066)	(4.73)
Securities sold under agreements to repurchase	7,269	(66)	(3.67)	7,308	(80)	(4.37)
Total interest-bearing liabilities	3,417,978	(29,188)	(3.42)	3,357,940	(27,520)	(3.28)
Net interest income/yield		$5,877	0.67%		$5,455	0.64%
(1)Loan fees included in interest income were $0.2 billion and $0.3 billion for mortgage loans held by consolidated trusts in 3Q 2026 and 3Q 2025, respectively. Loan fees for mortgage loans held by Freddie Mac were not material in 3Q 2026 or 3Q 2025.

	YTD 2026			YTD 2025
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$9,028	$169	2.46%	$9,121	$222	3.21%
Securities purchased under agreements to resell	73,068	2,064	3.77	106,372	3,562	4.47
Investment securities	79,831	2,683	4.48	71,506	2,397	4.47
Mortgage loans held by consolidated trusts(1)	3,240,148	95,172	3.92	3,141,605	87,609	3.72
Mortgage loans held by Freddie Mac(1)	84,303	2,793	4.42	72,517	2,489	4.58
Other assets	3,193	109	4.51	2,712	109	5.29
Total interest-earning assets	3,489,571	102,990	3.94	3,403,833	96,388	3.77
Interest-bearing liabilities:
Debt issued by consolidated trusts	3,209,935	(79,690)	(3.31)	3,136,704	(73,623)	(3.13)
Short-term debt	20,568	(567)	(3.63)	19,785	(640)	(4.26)
Long-term debt	167,316	(5,052)	(4.03)	172,456	(6,091)	(4.71)
Securities sold under agreements to repurchase	6,463	(175)	(3.62)	5,503	(178)	(4.31)
Total interest-bearing liabilities	3,404,282	(85,484)	(3.35)	3,334,448	(80,532)	(3.22)
Net interest income/yield		$17,506	0.67%		$15,856	0.62%
(1)Loan fees included in interest income were $0.9 billion for mortgage loans held by consolidated trusts in both YTD 2026 and YTD 2025. Loan fees for mortgage loans held by Freddie Mac were $0.1 billion in YTD 2026 and were not material in YTD 2025.

Freddie Mac 3Q 2026 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Income (Loss)

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income (Loss)

			Change				Change
(Dollars in millions)	3Q 2026	3Q 2025	$	%	YTD 2026	YTD 2025	$	%
Guarantee income	$213	$377	($164)	(44)%	$821	$1,215	($394)	(32)%
Investment gains (losses), net	599	(237)	836	NM	215	74	141	191
Other income	121	144	(23)	(16)	392	362	30	8
Non-interest income (loss)	$933	$284	$649	229%	$1,428	$1,651	($223)	(14)%
Key Drivers:
■    Guarantee income
●    3Q 2026 vs. 3Q 2025 and YTD 2026 vs. YTD 2025 - Decreased primarily due to fair value losses as a result of increases in medium-term interest rates during the 2026 periods, coupled with lower revenues from a declining off-balance sheet financial guarantee portfolio.
■    Investment gains (losses), net
●    3Q 2026 vs. 3Q 2025 - Increased primarily driven by changes in interest rates in each respective period. In 3Q 2026, we had gains on derivatives used in interest-rate risk management activities, offset by losses on investment securities. In 3Q 2025, we had losses on derivatives used in interest-rate risk management activities, offset by gains on investment securities.
●    YTD 2026 vs. YTD 2025 - Increased primarily driven by gains on derivatives used in interest-rate risk management activities, offset by losses on investment securities in YTD 2026. In YTD 2025, we had losses on derivatives used in interest-rate risk management activities, offset by gains on investment securities. In YTD 2026, we also had a lower volume of loan sale activities, as we shifted the Multifamily business model to primarily issue fully guaranteed securitizations.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change				Change
(Dollars in millions)	3Q 2026	3Q 2025	$	%	YTD 2026	YTD 2025	$	%
Single-Family	($685)	($118)	($567)	(481)%	$472	($968)	$1,440	NM
Multifamily	(115)	(57)	(58)	(102)	(72)	(270)	198	73
(Provision) benefit for credit losses	($800)	($175)	($625)	(357)%	$400	($1,238)	$1,638	NM
Key Drivers:
■    3Q 2026 vs. 3Q 2025 - The provision for credit losses for 3Q 2026 was primarily due to a credit reserve build in Single-Family driven by an increase in projected future mortgage interest rates, as well as new acquisitions. The provision for credit losses for 3Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
■    YTD 2026 vs. YTD 2025 - The benefit for credit losses for YTD 2026 was primarily due to a credit reserve release in Single-Family driven by updates to our process for generating future house price scenarios, partially offset by new acquisitions. The provision for credit losses for YTD 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates.

Freddie Mac 3Q 2026 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change				Change
(Dollars in millions)	3Q 2026	3Q 2025	$	%	YTD 2026	YTD 2025	$	%
Salaries and employee benefits	($400)	($423)	$23	5%	($1,171)	($1,299)	$128	10%
Professional services, technology, and occupancy	(286)	(293)	7	2	(817)	(841)	24	3
Credit enhancement expense	(422)	(489)	67	14	(1,370)	(1,540)	170	11
Legislative and regulatory assessments:
Legislated guarantee fees expense	(763)	(750)	(13)	(2)	(2,279)	(2,240)	(39)	(2)
Affordable housing funds allocation	(49)	(53)	4	8	(151)	(134)	(17)	(13)
Regulatory assessment	(27)	(36)	9	25	(81)	(107)	26	24
Total legislative and regulatory assessments	(839)	(839)	—	—	(2,511)	(2,481)	(30)	(1)
Other expense	(47)	(72)	25	35	(244)	(201)	(43)	(21)
Non-interest expense	($1,994)	($2,116)	$122	6%	($6,113)	($6,362)	$249	4%
Key Drivers:
■    Salaries and employee benefits
●    3Q 2026 vs. 3Q 2025 and YTD 2026 vs. YTD 2025 - Decreased primarily due to lower employee headcount.
■    Credit enhancement expense
●    3Q 2026 vs. 3Q 2025 and YTD 2026 vs. YTD 2025 - Decreased primarily due to a lower UPB of Single-Family CRT transactions outstanding.

Freddie Mac 3Q 2026 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	September 30, 2026	December 31, 2025	$	%
Assets:
Cash and cash equivalents	$4,561	$5,327	($766)	(14)%
Securities purchased under agreements to resell	48,402	71,919	(23,517)	(33)
Investment securities, at fair value	78,167	85,412	(7,245)	(8)
Mortgage loans held-for-sale	1,632	1,014	618	61
Mortgage loans held-for-investment	3,354,872	3,290,066	64,806	2
Accrued interest receivable	12,725	12,254	471	4
Deferred tax assets, net	4,031	5,040	(1,009)	(20)
Other assets	27,815	26,566	1,249	5
Total assets	$3,532,205	$3,497,598	$34,607	1%

Liabilities and Equity
Liabilities:
Accrued interest payable	$10,985	$10,597	$388	4%
Debt issued by consolidated trusts	3,261,342	3,198,008	63,334	2
Short-term debt	9,525	37,718	(28,193)	(75)
Long-term debt	156,998	169,296	(12,298)	(7)
Other liabilities	12,380	11,595	785	7
Total liabilities	3,451,230	3,427,214	24,016	1
Total equity	80,975	70,384	10,591	15
Total liabilities and equity	$3,532,205	$3,497,598	$34,607	1%
Key Drivers:
As of September 30, 2026 compared to December 31, 2025:
■    Securities purchased under agreements to resell decreased primarily due to lower short-term liquidity needs and an increase in mortgage-related securities.
■    Mortgage loans held-for-investment and debt issued by consolidated trusts increased primarily due to growth in our mortgage portfolio.
■    Short-term debt decreased primarily due to lower funding needs.

Freddie Mac 3Q 2026 Form 10-Q	8

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	September 30, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$3,094,922	$173,102	$3,268,024	$3,063,232	$115,354	$3,178,586
By Freddie Mac	54,568	20,967	75,535	54,713	37,770	92,483
Total mortgage loans held-for-investment	3,149,490	194,069	3,343,559	3,117,945	153,124	3,271,069
Mortgage loans held-for-sale	1,601	360	1,961	1,108	136	1,244
Total mortgage loans	3,151,091	194,429	3,345,520	3,119,053	153,260	3,272,313
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	28,391	305,165	333,556	30,025	332,572	362,597
Other mortgage-related guarantees	6,671	9,990	16,661	7,212	10,003	17,215
Total mortgage-related guarantees	35,062	315,155	350,217	37,237	342,575	379,812
Total mortgage portfolio	$3,186,153	$509,584	$3,695,737	$3,156,290	$495,835	$3,652,125
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$3,109,317	$173,415	$3,282,732	$3,084,668	$115,610	$3,200,278
Issued by non-consolidated trusts	23,269	275,714	298,983	24,604	299,507	324,111
Total guaranteed mortgage-related securities	$3,132,586	$449,129	$3,581,715	$3,109,272	$415,117	$3,524,389
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

Freddie Mac 3Q 2026 Form 10-Q	9

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	September 30, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans(1)	$56,169	$21,327	$77,496	$55,821	$37,906	$93,727
Mortgage-related securities:
Investment securities	5,421	2,462	7,883	4,438	3,891	8,329
Debt issued by consolidated trusts	48,435	1,621	50,056	35,758	1,413	37,171
Total mortgage-related securities	53,856	4,083	57,939	40,196	5,304	45,500
Mortgage-related investments portfolio	$110,025	$25,410	$135,435	$96,017	$43,210	$139,227
10% of notional amount of interest-only securities			$20,922			$21,995
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			156,357			161,222
(1)Includes $41.5 billion and $35.9 billion of single-family loans that we have purchased from securitization trusts as of September 30, 2026 and December 31, 2025, respectively.
Other Investments Portfolio

The table below presents the details of the carrying value of our other investments portfolio.
Table 10 - Other Investments Portfolio

	September 30, 2026				December 31, 2025
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$3,440	$1,018	$103	$4,561	$4,092	$1,136	$99	$5,327
Securities purchased under agreements to resell	37,235	14,007	3,179	54,421	57,181	19,107	2,090	78,378
Non-mortgage-related securities(1)	59,062	—	6,166	65,228	65,088	—	6,076	71,164
Other assets(2)	—	—	7,810	7,810	—	—	7,776	7,776
Other investments portfolio	$99,737	$15,025	$17,258	$132,020	$126,361	$20,243	$16,041	$162,645
(1)Primarily consists of U.S. Treasury securities.
(2)Primarily includes LIHTC investments and advances to lenders.

Freddie Mac 3Q 2026 Form 10-Q	10

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 3Q 2026 Form 10-Q	11

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Housing and Mortgage Market Metrics

The table below presents certain single-family housing and mortgage market indicators that can significantly affect our business and financial results. Certain market and macroeconomic prior period data have been updated to reflect revised historical data.
Table 11 - Single-Family Housing and Mortgage Market Metrics(1)

(Mortgage amounts in billions, units in thousands)	3Q 2026	2Q 2026	1Q 2026	4Q 2025	3Q 2025
Home sales (in units):
Total home sales (annualized seasonally adjusted amount)	4,661	4,772	4,675	4,868	4,734
Sales of existing homes	3,993	4,120	4,053	4,157	4,047
Sales of new homes	668	652	622	711	687
Mortgage originations (estimated)	$508	$545	$566	$581	$500
Mortgage debt outstanding(2)	N/A	14,984	14,823	14,780	14,675
Quarterly house price growth rate (seasonally adjusted rate)	0.5%	0.2%	0.6%	0.6%	0.2%
30-year PMMS rate at period end	7.03%	6.49%	6.38%	6.15%	6.30%
(1)    Sources: Home sales - National Association of Realtors and U.S Census Bureau; Mortgage originations - Fannie Mae; Mortgage debt outstanding - Federal Reserve Financial Accounts of the United States of America; House price growth rate and 30-year PMMS rate - Freddie Mac.
(2)    For 3Q 2026, the mortgage debt outstanding balance is not yet available.
Business Results

The table and related discussion below present selected business results of our Single-Family segment.
Table 12 - Single-Family Segment Business Results

			Change				Change
(UPB in millions, loan count in thousands)	3Q 2026	3Q 2025	Amount	%	YTD 2026	YTD 2025	Amount	%
New business activity:
UPB:
Total UPB	$98,472	$99,428	($956)	(1)%	$311,105	$270,677	$40,428	15%
Home purchase	80,207	81,539	(1,332)	(2)	213,936	218,844	(4,908)	(2)
Refinance	18,265	17,889	376	2	97,169	51,833	45,336	87
Number of loans:
Total number of loans	286	288	(2)	(1)	873	776	97	13
Home purchase	222	226	(4)	(2)	587	603	(16)	(3)
Refinance	64	62	2	3	286	173	113	65
Average estimated guarantee fee rate (bps)(1)	53	54			54	54
Mortgage portfolio at period end:
UPB	$3,186,153	$3,141,321	44,832	1
Average estimated guarantee fee rate (bps)(1)(2)	50	50
(1)    Estimated guarantee fee rate calculations exclude the legislated guarantee fees and include deferred fees recognized over the estimated life of the related loans based on month-end market rates for the month of acquisition.
(2)    Estimated guarantee fee rate calculations for the Single-Family mortgage portfolio exclude certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $36 billion and $39 billion as of September 30, 2026 and September 30, 2025, respectively.
■    Our loan purchase and guarantee activity increased YTD 2026 compared to YTD 2025 primarily driven by an increase in refinance activity.
■    Our Single-Family mortgage portfolio was $3.2 trillion at September 30, 2026, up 1% year-over-year.

Freddie Mac 3Q 2026 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 13 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2026	3Q 2025	$	%	YTD 2026	YTD 2025	$	%
Net interest income	$5,294	$5,047	$247	5%	$15,863	$14,698	$1,165	8%
Non-interest income (loss)	537	(143)	680	NM	243	259	(16)	(6)
Net revenues	5,831	4,904	927	19	16,106	14,957	1,149	8
(Provision) benefit for credit losses	(685)	(118)	(567)	(481)	472	(968)	1,440	NM
Non-interest expense	(1,777)	(1,868)	91	5	(5,427)	(5,644)	217	4
Income before income tax expense	3,369	2,918	451	15	11,151	8,345	2,806	34
Income tax expense	(655)	(571)	(84)	(15)	(2,184)	(1,645)	(539)	(33)
Net income	2,714	2,347	367	16	8,967	6,700	2,267	34
Other comprehensive income (loss), net of taxes and reclassification adjustments	(9)	6	(15)	NM	(19)	23	(42)	NM
Comprehensive income	$2,705	$2,353	$352	15%	$8,948	$6,723	$2,225	33%
Key Drivers:
■ 3Q 2026 vs. 3Q 2025
●    Net income of $2.7 billion, up 16% year-over-year.
–Net revenues were $5.8 billion, up 19% year-over-year.
◦Net interest income was $5.3 billion, up 5% year-over-year, primarily driven by continued mortgage portfolio growth.
◦Non-interest income was $0.5 billion, compared to non-interest loss of $0.1 billion in 3Q 2025, primarily driven by changes in interest rates in each respective period. In 3Q 2026, gains on derivatives used in interest-rate risk management activities were offset by losses on investment securities. In 3Q 2025, losses on derivatives used in interest-rate risk management activities were offset by gains on investment securities.
–The provision for credit losses was $0.7 billion for 3Q 2026, primarily due to a credit reserve build driven by an increase in projected future mortgage interest rates, as well as new acquisitions. The provision for credit losses was $0.1 billion for 3Q 2025, primarily driven by a credit reserve build attributable to new acquisitions.
–Non-interest expense was $1.8 billion for 3Q 2026, down 5% year-over-year, primarily driven by lower credit enhancement expense, as well as a decrease in salaries and employee benefits.
■ YTD 2026 vs. YTD 2025
●    Net income of $9.0 billion, up 34% year-over-year.
–Net revenues were $16.1 billion, up 8% year-over-year.
◦Net interest income was $15.9 billion, up 8% year-over-year, driven by continued mortgage portfolio growth and lower expense related to debt in hedge accounting relationships.
–The benefit for credit losses was $0.5 billion for YTD 2026, primarily due to a credit reserve release driven by updates to our process for generating future house price scenarios, partially offset by new acquisitions. The provision for credit losses was $1.0 billion for YTD 2025, primarily driven by a credit reserve build attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates.
–Non-interest expense was $5.4 billion for YTD 2026, down 4% year-over-year, primarily driven by lower credit enhancement expense, as well as a decrease in salaries and employee benefits.

Freddie Mac 3Q 2026 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Multifamily

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
Table 14 - Multifamily Housing and Mortgage Market Metrics(1)

(UPB in billions)	3Q 2026	2Q 2026	1Q 2026	4Q 2025	3Q 2025
Apartment vacancy rates	6.7%	6.8%	6.8%	6.8%	6.6%
Quarterly change in effective rents	0.3%	0.9%	0.7%	(0.8)%	(0.1)%
Mortgage debt outstanding(2)	N/A	$2,493	$2,473	$2,449	$2,397
Quarterly property price growth rate	(1.6)%	(2.2)%	(1.1)%	0.1%	—%
(1)    Sources: Apartment vacancy rates and change in effective rents - Moody's Analytics; Mortgage debt outstanding - Federal Reserve Financial Accounts of the United States of America; Property price growth rate - Real Capital Analytics Commercial Property Price Index (RCA CPPI).
(2)     The 3Q 2026 U.S. multifamily mortgage debt outstanding balance is not yet available.
Business Results

The table and related discussion below present selected business results of our Multifamily segment.
Table 15 - Multifamily Segment Business Results

			Change				Change
(UPB in millions, units in thousands)	3Q 2026	3Q 2025	Amount	%	YTD 2026	YTD 2025	Amount	%
New business activity:
UPB(1)	$16,347	$25,600	($9,253)	(36)%	$47,548	$47,472	$76	—%
Total units financed(2)	134	195	(61)	(31)	366	383	(17)	(4)
Mission-driven affordable housing percentage					66%	68%
Outstanding index lock agreements and commitments(3)	$21,514	$25,085	($3,571)	(14)
New securitization activity(4):
Total UPB	$16,562	$14,455	$2,107	15	$62,812	$44,932	$17,880	40
Senior subordinate securitizations	728	2,336	(1,608)	(69)	2,005	18,230	(16,225)	(89)
Fully guaranteed securitizations	15,834	12,119	3,715	31	60,807	26,702	34,105	128
Mortgage portfolio at period end:
UPB	$509,584	$479,964	$29,620	6
Fixed-rate percentage	85%	84%
Average guarantee fees rate charged (bps)(5)	60	54
(1)     Excludes new LIHTC investments of $0.5 billion and $0.4 billion for 3Q 2026 and 3Q 2025, respectively, and $1.1 billion and $0.7 billion for YTD 2026 and YTD 2025, respectively.
(2)    Includes rental units financed by supplemental loans.
(3)    At period end.
(4)    Excludes resecuritizations.
(5)     Based on guarantee exposure of $459 billion and $414 billion as of September 30, 2026 and September 30, 2025, respectively, which includes guaranteed mortgage related securities that are consolidated on our condensed consolidated balance sheet where income from guarantees is recognized in net interest income.
■    New business activity decreased in 3Q 2026 compared to 3Q 2025, primarily driven by the higher mortgage interest rate environment. Approximately 66% of our YTD 2026 new business activity, based on UPB, was mission-driven, affordable housing, exceeding FHFA's annual minimum requirement of 50%.

Freddie Mac 3Q 2026 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Multifamily

■    Total securitization issuance UPB increased in YTD 2026 compared to YTD 2025, driven by a larger securitization pipeline entering 2026. The larger percentage of fully guaranteed securitizations was due to the Multifamily business strategy change.
■    Our Multifamily mortgage portfolio was $510 billion as of September 30, 2026, up 6% year-over-year, primarily driven by our new business activity.
■    The average guarantee fee rate on our guarantee exposure increased year-over-year, primarily due to continued growth of fully guaranteed securitization issuances for which we charge higher guarantee fee rates.
Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 16 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2026	3Q 2025	$	%	YTD 2026	YTD 2025	$	%
Net interest income	$583	$408	$175	43%	$1,643	$1,158	$485	42%
Non-interest income (loss)	396	427	(31)	(7)	1,185	1,392	(207)	(15)
Net revenues	979	835	144	17	2,828	2,550	278	11
(Provision) benefit for credit losses	(115)	(57)	(58)	(102)	(72)	(270)	198	73
Non-interest expense	(217)	(248)	31	13	(686)	(718)	32	4
Income before income tax expense	647	530	117	22	2,070	1,562	508	33
Income tax expense	(126)	(104)	(22)	(21)	(406)	(308)	(98)	(32)
Net income	521	426	95	22	1,664	1,254	410	33
Other comprehensive income (loss), net of taxes and reclassification adjustments	(20)	10	(30)	NM	(21)	48	(69)	NM
Comprehensive income	$501	$436	$65	15%	$1,643	$1,302	$341	26%
Key Drivers:
■    3Q 2026 vs. 3Q 2025
●    Net income of $0.5 billion, up 22% year-over-year.
–Net revenues were $1.0 billion, up 17% year-over-year. Net interest income was $0.6 billion, up 43% year-over-year, primarily driven by an increase in the balance of fully guaranteed securitizations in the Multifamily mortgage portfolio due to the change in Multifamily business strategy.
–The provision for credit losses was $0.1 billion for the 3Q 2026, primarily driven by a credit reserve build attributable to overall credit performance deterioration in the mortgage portfolio, partially offset by a credit reserve release due to updates in our credit loss estimation process. The provision for credit losses was $0.1 billion for 3Q 2025, primarily driven by new loan purchase commitment and acquisition activities and deterioration in the credit performance of certain delinquent loans.
■    YTD 2026 vs. YTD 2025
●    Net income of $1.7 billion, up 33% year-over-year.
–Net revenues were $2.8 billion, up 11% year-over-year.
◦Net interest income was $1.6 billion, up 42% year-over-year, primarily driven by an increase in the balance of fully guaranteed securitizations in the Multifamily mortgage portfolio due to the change in Multifamily business strategy.
◦Non-interest income was $1.2 billion, down 15% year-over-year, primarily driven by lower guarantee income and a lower volume of loan sale activities, as we shifted the Multifamily business model to primarily issue fully guaranteed securitizations.
–The provision for credit losses was $0.1 billion for YTD 2026, primarily driven by a credit reserve build attributable to overall credit performance deterioration in the mortgage portfolio, partially offset by a credit reserve release due to updates in our credit loss estimation process. The provision for credit losses was $0.3 billion for YTD 2025, primarily driven by a credit reserve build attributable to new loan purchase commitment and acquisition activities, coupled with deterioration in the credit performance of certain delinquent loans.

Freddie Mac 3Q 2026 Form 10-Q	15

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 17 - Allowance for Credit Losses Activity

	3Q 2026			3Q 2025			YTD 2026			YTD 2025
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$6,378	$850	$7,228	$7,516	$757	$8,273	$7,549	$956	$8,505	$6,691	$548	$7,239
Provision (benefit) for credit losses	685	115	800	118	57	175	(472)	72	(400)	968	270	1,238
Charge-offs	(210)	(11)	(221)	(118)	(111)	(229)	(569)	(76)	(645)	(405)	(116)	(521)
Recoveries collected	78	1	79	38	—	38	203	2	205	88	1	89
Net charge-offs	(132)	(10)	(142)	(80)	(111)	(191)	(366)	(74)	(440)	(317)	(115)	(432)
Other(1)	118	—	118	110	—	110	338	1	339	322	—	322
Ending balance	$7,049	$955	$8,004	$7,664	$703	$8,367	$7,049	$955	$8,004	$7,664	$703	$8,367

Average loans outstanding during the period(2)	$3,166,412	$181,716	$3,348,128	$3,123,997	$110,858	$3,234,855	$3,156,949	$167,149	$3,324,098	$3,111,493	$96,379	$3,207,872
Net charge-offs to average loans outstanding	—%	0.01%	—%	—%	0.10%	0.01%	0.01%	0.04%	0.01%	0.01%	0.12%	0.01%
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
Table 18 - Allowance for Credit Losses Ratios

	September 30, 2026			December 31, 2025
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.22%	0.30%	0.22%	0.23%	0.46%	0.24%
Non-accrual loans to total loans outstanding	0.58	0.11	0.56	0.55	0.16	0.54
Allowance for credit losses to non-accrual loans	36.81	285.43	39.45	41.84	295.59	45.10
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,814	$568	$7,382	$7,297	$671	$7,968
Total loans outstanding(2)	3,169,163	186,793	3,355,956	3,145,436	145,593	3,291,029
Non-accrual loans(2)	18,511	199	18,710	17,442	227	17,669
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.

Freddie Mac 3Q 2026 Form 10-Q	16

Management's Discussion and Analysis	Risk Management

Single-Family Mortgage Credit Risk

Credit Quality of New Business Activity

Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that we reasonably foresee could affect the credit quality of our single-family loan purchases. See MD&A - Our Business Segments - Single-Family - Housing and Mortgage Market Metrics for additional information on market conditions. Additionally, when managing our new acquisitions, we consider our risk limits and guidance from FHFA and capital requirements under the ERCF. This may affect the volume and characteristics of our loan acquisitions. See MD&A - Regulation and Supervision - Federal Housing Finance Agency in this Form 10-Q and our 2025 Annual Report for additional information on guidance from FHFA.
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
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Based on new acquisitions assessed for pricing using Classic FICO® Score. Excludes new acquisitions assessed for pricing using VantageScore® 4.0.
Weighted Average Original DTI Ratio

Freddie Mac 3Q 2026 Form 10-Q	17

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased.
Table 19 - Single-Family New Business Activity

	3Q 2026		3Q 2025		YTD 2026		YTD 2025
(Dollars in millions, except average loan UPB)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$89,939	91%	$89,478	90%	$281,232	90%	$247,235	91%
15-year or less, amortizing fixed-rate	4,836	5	7,128	7	18,678	6	17,706	7
Adjustable-rate	3,697	4	2,822	3	11,195	4	5,736	2
Total	$98,472	100%	$99,428	100%	$311,105	100%	$270,677	100%

Average loan UPB (in thousands)	$345		$345		$356		$349

Percentage of purchases
DTI ratio > 45%		26%		28%		25%		29%
Original LTV ratio > 90%		24		24		21		24
Transaction type:
Guarantor swap		63		67		61		70
Cash window		37		33		39		30
Property type:
Detached single-family houses and townhouses		93		93		93		92
Condominium or co-op		7		7		7		8
Occupancy type:
Primary residence		94		94		94		93
Second home		2		2		2		2
Investment property		4		4		4		5
Loan purpose:
Purchase		81		82		69		81
Cash-out refinance		9		9		9		9
Other refinance		10		9		22		10

Credit score model used for pricing assessment:
Classic FICO Score		94		100		98		100
VantageScore 4.0(1)		6		N/A		2		N/A
(1)During 2Q 2026, we commenced a limited rollout to accept loans delivered with VantageScore 4.0 from approved sellers. During 3Q 2026, we expanded the availability of VantageScore 4.0 to all sellers.
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

Freddie Mac 3Q 2026 Form 10-Q	18

Management's Discussion and Analysis	Risk Management

Table 20 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	3Q 2026		3Q 2025
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$38,654	$10,214	$38,580	$10,080

CRT transactions:
STACR	20,290	404	20,734	610
ACIS	17,546	334	9,357	293
Other	79	79	815	142
Total CRT issuance	$37,915	$817	$30,906	$1,045

	YTD 2026		YTD 2025
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$113,317	$29,435	$104,473	$27,331

CRT transactions:
STACR	86,362	2,051	77,959	2,435
ACIS	54,342	1,158	54,935	1,745
Other	273	273	2,100	437
Total CRT issuance	$140,977	$3,482	$134,994	$4,617
(1)    The primary mortgage insurance and CRT transactions presented in this table are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and CRT transactions.
(2)    The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 21 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	September 30, 2026
(Dollars in millions)	UPB	% of Portfolio	Maximum Coverage(1)
Primary mortgage insurance(2)	$692,021	22%	$184,495
STACR	1,112,210	35	22,486
ACIS	515,261	16	13,643
Other	36,009	1	9,568
Less: UPB with multiple credit enhancements and other reconciling items(3)	(431,349)	(14)	—
Single-Family mortgage portfolio - credit-enhanced	1,924,152	60	230,192
Single-Family mortgage portfolio - non-credit-enhanced	1,262,001	40	N/A
Total	$3,186,153	100%	$230,192

Freddie Mac 3Q 2026 Form 10-Q	19

Management's Discussion and Analysis	Risk Management

	December 31, 2025
(Dollars in millions)	UPB	% of Portfolio	Maximum Coverage(1)
Primary mortgage insurance(2)	$680,950	22%	$181,462
STACR	1,165,412	37	24,935
ACIS	594,409	19	15,081
Other	38,373	1	10,361
Less: UPB with multiple credit enhancements and other reconciling items(3)	(552,393)	(18)	—
Single-Family mortgage portfolio - credit-enhanced	1,926,751	61	231,839
Single-Family mortgage portfolio - non-credit-enhanced	1,229,539	39	N/A
Total	$3,156,290	100%	$231,839
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
Table 22 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	September 30, 2026		December 31, 2025
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	22%	1.29%	22%	1.19%
CRT and other	51	0.73	52	0.68
Non-credit-enhanced	40	0.41	39	0.40
Total	N/A	0.61	N/A	0.59
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $41 million and $71 million as of September 30, 2026 and December 31, 2025, respectively.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.

Freddie Mac 3Q 2026 Form 10-Q	20

Management's Discussion and Analysis	Risk Management

Loan Credit Characteristics
The table below contains selected credit characteristics of the loans in our Single-Family mortgage portfolio.
Table 23 - Loan Credit Characteristics of Our Single-Family Mortgage Portfolio(1)

	September 30, 2026
(Dollars in millions, except average loan UPB)	Amount	Current Credit Score(2)	Original LTV Ratio	Current LTV Ratio	SDQ Rate	% of UPB with Credit Enhancement
Single-Family mortgage portfolio year of origination:
2026	$264,135	755	76%	76%	0.04%	37%
2025	331,214	757	77	74	0.27	58
2024	251,380	748	78	73	0.91	72
2023	182,879	741	79	69	1.32	76
2022	337,547	742	76	62	1.10	69
2021 and prior	1,818,998	759	72	41	0.56	60
Total	$3,186,153	755	74	54	0.61	60

Loan count (in thousands)	13,935
Average loan UPB (in thousands)	$229

	December 31, 2025
(Dollars in millions, except average loan UPB)	Amount	Current Credit Score(2)	Original LTV Ratio	Current LTV Ratio	SDQ Rate	% of UPB with Credit Enhancement
Single-Family mortgage portfolio year of origination:
2025	$333,409	753	77%	76%	0.06%	38%
2024	291,738	752	78	74	0.56	68
2023	211,793	743	79	71	1.06	76
2022	364,361	741	76	63	1.01	69
2021	841,701	755	71	49	0.44	64
2020 and prior	1,113,288	761	73	37	0.60	58
Total	$3,156,290	754	74	53	0.59	61

Loan count (in thousands)	13,933
Average loan UPB (in thousands)	$227
(1)Excludes certain credit quality characteristics and serious delinquency rate information on loans underlying certain securitization products for which data was not available.
(2)Based on Classic FICO Score. For loans where we do not have a current Classic FICO score: (a) the original Classic FICO score is used if the loan was assessed for pricing using Classic FICO or (b) the loan is excluded from current credit score tabulation if the loan was assessed for pricing using VantageScore 4.0.
The table below presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 24 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	September 30, 2026
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	47%	0.04%	17%	0.05%	5%	0.09%	3%	0.10%	—%	NM	72%	0.05%
700 to 739	7	0.21	3	0.22	1	0.26	1	0.24	—	NM	12	0.22
680 to 699	2	0.41	1	0.42	1	0.46	—	NM	—	NM	4	0.43
660 to 679	2	0.65	1	0.62	—	NM	—	NM	—	NM	3	0.66
620 to 659	2	1.39	1	1.46	—	NM	1	2.17	—	NM	4	1.48
Less than 620	3	6.81	1	9.74	1	11.95	—	NM	—	NM	5	8.10
Total	63%	0.48	24%	0.85	8%	1.11	5%	1.13	—%	NM	100%	0.61

Freddie Mac 3Q 2026 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

	December 31, 2025
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Current credit score(2)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
740 and above	49%	0.04%	16%	0.05%	5%	0.07%	2%	0.09%	—%	NM	72%	0.04%
700 to 739	7	0.21	3	0.19	1	0.26	2	0.22	—	NM	13	0.21
680 to 699	2	0.40	1	0.41	—	NM	1	0.48	—	NM	4	0.41
660 to 679	2	0.64	1	0.64	—	NM	—	NM	—	NM	3	0.66
620 to 659	2	1.41	1	1.40	—	NM	—	NM	—	NM	3	1.45
Less than 620	3	6.60	1	9.14	1	11.05	—	NM	—	NM	5	7.66
Total	65%	0.47	23%	0.81	7%	1.04	5%	1.00	—%	NM	100%	0.59
(1)     Excludes loans underlying certain securitization products for which current credit score is not available.
(2)    Based on Classic FICO Score. For loans where we do not have a current Classic FICO score: (a) the original Classic FICO score is used if the loan was assessed for pricing using Classic FICO or (b) the loan is excluded if the loan was assessed for pricing using VantageScore 4.0.
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

Single-Family Delinquency Rates

1.03%
1.09%
0.98%
1.10%
1.10%
0.57%
0.59%
0.60%
0.60%
0.61%
0.28%
0.31%
0.27%
0.28%
0.30%
3Q25
4Q25
1Q26
2Q26
3Q26
One month past due
Two months past due
Seriously delinquent

The percentage of loans that were one month past due and the percentage of loans that were two months past due both increased as of September 30, 2026 compared to September 30, 2025. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of

Freddie Mac 3Q 2026 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate increased to 0.61% as of September 30, 2026, compared to 0.57% as of September 30, 2025, primarily due to a higher serious delinquency rate for loans originated during 2022 through 2024. See Note 3 for additional information on the payment status of our single-family mortgage loans.
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
Table 25 - Single-Family Completed Loan Workout Activity

	3Q 2026		3Q 2025
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$1,721	6	$2,029	8
Loan modifications	2,800	10	2,598	9
Forbearance plans and other(1)	1,151	5	1,180	5
Total	$5,672	21	$5,807	22

	YTD 2026		YTD 2025
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$5,842	22	$7,141	27
Loan modifications	7,929	28	7,254	27
Forbearance plans and other(1)	4,183	17	4,176	17
Total	$17,954	67	$18,571	71
(1)     The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, finalized payment deferral plans, settled loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans and repayment plans that had been initiated but not completed and trial period modifications. As of September 30, 2026, there were approximately 17,000 loans in active forbearance plans, approximately 15,000 loans on trial period modifications, and approximately 3,000 loans in active repayment plans.
Multifamily Mortgage Credit Risk

Credit Quality of New Business Activity

Our underwriting standards focus on the LTV ratio and DSCR, which estimates the value of the collateral and a borrower's ability to repay the loan using the secured property's cash flows, after expenses. The charts below provide the weighted average original LTV ratio and original DSCR for our new business activity.

Freddie Mac 3Q 2026 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

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
Table 26 - Multifamily Mortgage Portfolio CRT Issuance

	3Q 2026		3Q 2025		YTD 2026		YTD 2025
(In millions)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)	UPB	Maximum Coverage(1)
Subordination	$371	$19	$1,781	$146	$1,364	$85	$16,632	$1,070
MSCR	—	—	10,382	234	42,581	833	21,956	513
MCIP	—	—	10,382	161	42,581	785	21,956	376
Lender risk-sharing	—	—	168	17	—	—	796	83
Less: UPB with more than one type of CRT	—	—	(10,382)	—	(42,581)	—	(21,956)	—
Total CRT issuance	$371	$19	$12,331	$558	$43,945	$1,703	$39,384	$2,042
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

Freddie Mac 3Q 2026 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 27 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	September 30, 2026		December 31, 2025
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination(1)	$302,562	0.80%	$329,709	0.56%
MSCR/MCIP	141,256	0.21	102,444	0.24
Other	8,671	0.11	8,903	0.39
Total credit-enhanced	452,489	0.60	441,056	0.48
Non-credit-enhanced	57,095	0.43	54,779	0.13
Total	$509,584	0.58	$495,835	0.44
(1)    As of September 30, 2026 and December 31, 2025, our maximum coverage outstanding provided by subordination in nonconsolidated VIEs was $29.6 billion and $33.2 billion, respectively.
The Multifamily delinquency rate increased to 0.58% at September 30, 2026, from 0.44% at December 31, 2025, primarily driven by stress associated with elevated interest rates. As of September 30, 2026, 92% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $108 million and $70 million as of September 30, 2026 and December 31, 2025, respectively.
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
Interest-Rate Risk

The tables below provide our duration gap, estimated point-in-time, and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimated present value (gains) losses assuming an immediate 100 bps shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. For additional information on the management of our interest-rate risk , see the MD&A - Risk Management - Market Risk section in our 2025 Annual Report.

Freddie Mac 3Q 2026 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

Table 28 - Duration Gap and PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	September 30, 2026				December 31, 2025
	Duration Gap	PVS-YC(1)	PVS-L(1)		Duration Gap	PVS-YC(1)	PVS-L(1)
(Dollars in millions, duration gap in months)		25 bps	50 bps	100 bps		25 bps	50 bps	100 bps
Interest-rate risk related to:
Financial instruments primarily funded by debt	0.1	$8	($21)	($95)	0.4	$5	$26	$18
All other financial instruments(2)	65.2	229	2,253	4,532	29.5	82	1,009	2,137
All financial instruments	17.4	236	2,232	4,438	7.3	76	1,035	2,154
PVS		236	2,232	4,438		76	1,035	2,154
(1)Positive amounts indicate the associated shift in the yield curve results in estimated present value losses. Negative amounts indicate the associated shift in the yield curve results in estimated present value gains.
(2)The UPB was $87.0 billion as of September 30, 2026 and $75.7 billion as of December 31, 2025.
Table 29 - Duration Gap and PVS Results

	3Q 2026			3Q 2025
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	17.4	$145	$2,237	3.2	$34	$439
Minimum	16.1	100	2,092	2.7	25	385
Maximum	18.6	236	2,305	4.1	45	589
Standard deviation	0.6	35	63	0.3	4	62

	YTD 2026			YTD 2025
(Dollars in millions, duration gap in months)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	13.6	$101	$1,806	2.3	$25	$295
Minimum	7.8	32	1,053	—	1	—
Maximum	18.6	236	2,305	4.1	45	589
Standard deviation	3.5	40	396	1.2	13	165
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivatives portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 30 - PVS-L Results Before Derivatives and After Derivatives

(In millions)	September 30, 2026	December 31, 2025
PVS-L (50 bps):
Before derivatives	$4,199	$3,364
After derivatives	2,232	1,035
Effect of derivatives	(1,967)	(2,329)
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
At September 30, 2026 and 2025, we estimate that a parallel 100 basis point increase in interest rates would result in a decrease of $146 million and an increase of $432 million, respectively, and a parallel 100 basis point decrease would result in an increase of $120 million and a decrease of $445 million, respectively, in coupon income for financial instruments not primarily funded by debt, relative to the baseline.

Freddie Mac 3Q 2026 Form 10-Q	26

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Our other investments portfolio is important to our cash flow, collateral management, asset and liability management, and ability to provide liquidity and stability to the mortgage market. Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.2 billion as of September 30, 2026 and $4.8 billion as of December 31, 2025.
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
As of September 30, 2026, our aggregate indebtedness pursuant to the Purchase Agreement was $171.6 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
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

Freddie Mac 3Q 2026 Form 10-Q	27

Management's Discussion and Analysis	Liquidity and Capital Resources
Table 31 - Short-term and Long-term Debt Activity

	3Q 2026		3Q 2025
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term Debt:
Beginning balance	$18,084	3.63%	$21,366	4.31%
Issuances	12,898	3.74	40,389	4.22
Repayments	—	—	—	—
Maturities	(21,401)	3.64	(23,264)	4.33
Total short-term debt	9,581	3.79	38,491	4.20

Long-term Debt:
Beginning balance	167,455	4.00	176,782	3.76
Issuances	3,366	5.12	40,190	4.42
Repayments	(78)	4.88	(29,327)	4.85
Maturities	(8,728)	4.88	(18,722)	1.56
Total long-term debt	162,015	3.97	168,923	3.97
Total short-term and long-term debt, net	$171,596	3.96%	$207,414	4.02%

	YTD 2026		YTD 2025
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term Debt:
Beginning balance	$37,867	3.82%	$14,716	4.59%
Issuances	66,631	3.66	124,447	4.28
Repayments	(3,230)	3.79	—	—
Maturities	(91,687)	3.71	(100,672)	4.36
Total short-term debt	9,581	3.79	38,491	4.20

Long-term Debt:
Beginning balance	172,694	4.15	172,942	3.65
Issuances	42,961	4.12	92,326	4.58
Repayments	(25,055)	4.42	(64,413)	4.98
Maturities	(28,585)	4.88	(31,932)	1.95
Total long-term debt	162,015	3.97	168,923	3.97
Total short-term and long-term debt, net	$171,596	3.96%	$207,414	4.02%
(1)Average rate is weighted based on par value.
Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of September 30, 2026, $81.9 billion of the outstanding $99.1 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.

Freddie Mac 3Q 2026 Form 10-Q	28

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The table below presents the par value of total short-term and long-term debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt, and the contractual maturity date for all other short-term and long-term debt.
Table 32 - Maturity and Redemption Dates(1)

	As of September 30, 2026		As of December 31, 2025
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Short-term debt	$9,581	$9,581	$37,867	$37,867
Long-term debt:
1 year or less	50,526	132,469	45,515	120,398
1 year through 2 years	25,803	12,964	43,860	34,849
2 years through 3 years	22,863	3,460	22,474	5,615
3 years through 4 years	17,669	2,200	9,806	2,055
4 years through 5 years	29,982	3,018	33,871	—
Thereafter	13,520	6,252	16,622	9,231
Total short-term and long-term debt	$169,944	$169,944	$210,015	$210,015
(1)Excludes certain debt obligations that borrowers may prepay at any time, generally without penalty.
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
The table below shows the issuance and extinguishment activity for the debt issued by consolidated trusts.
Table 33 - Debt Issued by Consolidated Trusts

(In millions)	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Beginning balance	$3,205,833	$3,120,601	$3,163,684	$3,085,981
Issuances	149,578	142,389	484,457	393,059
Repayments and extinguishments	(122,169)	(122,482)	(414,899)	(338,532)
Ending balance	3,233,242	3,140,508	3,233,242	3,140,508
Unamortized premiums and discounts	28,100	34,956	28,100	34,956
Debt issued by consolidated trusts	$3,261,342	$3,175,464	$3,261,342	$3,175,464
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) was $4.6 billion as of both September 30, 2026 and September 30, 2025.

Freddie Mac 3Q 2026 Form 10-Q	29

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 34 - Net Worth Activity

(In millions)	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Beginning balance	$77,769	$64,811	$70,384	$59,575
Comprehensive income	3,206	2,789	10,591	8,025
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$80,975	$67,600	$80,975	$67,600

Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	150,417	137,459	150,417	137,459
ERCF

For a description of our capital requirements under the ERCF, including the amended provisions, see the MD&A - Regulation and Supervision section in our 2025 Annual Report.
Capital Metrics
The table below presents the components of our regulatory capital.
Table 35 - Regulatory Capital Components

(In millions)	September 30, 2026	December 31, 2025
Total equity	$80,975	$70,384
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(5,782)	(16,373)
Less: Deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	4,213	5,169
Common equity Tier 1 capital	(9,995)	(21,542)
Add: Preferred stock	14,109	14,109
Tier 1 capital	4,114	(7,433)
Tier 2 capital adjustments	—	—
Adjusted total capital	$4,114	($7,433)
The table below presents the components of our statutory capital.
Table 36 - Statutory Capital Components

(In millions)	September 30, 2026	December 31, 2025
Total equity	$80,975	$70,384
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	11	51
Core capital	8,316	(2,315)
General allowance for foreclosure losses(1)	8,004	8,505
Total capital	$16,320	$6,190
(1)Represents our allowance for credit losses.

Freddie Mac 3Q 2026 Form 10-Q	30

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 37 - Capital Metrics Under ERCF

(In billions)	September 30, 2026	December 31, 2025
Adjusted total assets	$3,912	$3,905
Risk-weighted assets (standardized approach):
Credit risk	1,135	1,091
Market risk	64	67
Operational risk	73	73
Total risk-weighted assets	$1,272	$1,231

(In billions)	September 30, 2026	December 31, 2025
Stress capital buffer	$29	$29
Stability capital buffer	31	30
Countercyclical capital buffer amount	—	—
PCCBA	$60	$59
PLBA	$15	$15

	September 30, 2026
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$102	N/A	$102	$16	($86)
CET1 capital	57	$60	117	(10)	(127)
Tier 1 capital	76	60	136	4	(132)
Adjusted total capital	102	60	162	4	(158)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	1.3%	(6.7)%
CET1 capital	4.5	4.7%	9.2	(0.8)	(10.0)
Tier 1 capital	6.0	4.7	10.7	0.3	(10.4)
Adjusted total capital	8.0	4.7	12.7	0.3	(12.4)
Leverage capital amounts:
Core capital	$98	N/A	$98	$8	($90)
Tier 1 capital	98	$15	113	4	(109)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	0.2%	(2.3)%
Tier 1 capital	2.5	0.4%	2.9	0.1	(2.8)

Freddie Mac 3Q 2026 Form 10-Q	31

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2025
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$99	N/A	$99	$6	($93)
CET1 capital	55	$59	114	(22)	(136)
Tier 1 capital	74	59	133	(7)	(140)
Adjusted total capital	99	59	158	(7)	(165)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	0.5%	(7.5)%
CET1 capital	4.5	4.8%	9.3	(1.8)	(11.1)
Tier 1 capital	6.0	4.8	10.8	(0.6)	(11.4)
Adjusted total capital	8.0	4.8	12.8	(0.6)	(13.4)
Leverage capital amounts:
Core capital	$98	N/A	$98	($2)	($100)
Tier 1 capital	98	$15	113	(7)	(120)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.1)%	(2.6)%
Tier 1 capital	2.5	0.4%	2.9	(0.2)	(3.1)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At September 30, 2026, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 3Q 2026 Form 10-Q	32

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 38 - Forecasted House Price Growth Rates

	September 30, 2026	December 31, 2025
12-Month Forward	1.3%	0.5%
13- to 24-Month Forward	1.5	1.4
The sensitivity of our allowance for credit losses to house price growth rates changes over time depending on current and forecasted economic conditions and the current characteristics of our portfolio. To assess the sensitivity of our allowance for credit loss estimates to forecasted house price growth rates for the current period end, we compared the estimates under the above September 30, 2026 forecast to model estimates using a decrease of 300 bps to the forecasted house price growth rate 12 months from the current period end, including generating an updated Monte Carlo simulation of house price scenarios, with all other factors held constant. The comparison resulted in a $1.2 billion increase in our allowance for credit losses.
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

Freddie Mac 3Q 2026 Form 10-Q	33

Management's Discussion and Analysis	Regulation and Supervision

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
Executive Order on Decreasing Housing Costs for the American People
On October 22, 2026, President Trump signed an Executive Order titled Decreasing Housing Costs for the American People. The Executive Order authorizes the Director of FHFA, if he determines it is in the best interests of the Enterprises or FHFA, and the American public, to direct us to develop a pilot program that identifies single-family borrowers who may qualify for proactive mortgage insurance cancellation based on automated valuation models and other available data. This mortgage insurance cancellation pilot would only be available to mortgages made after the pilot is established. Servicers would be required by the Enterprises to promptly notify eligible borrowers of, and reduce administrative barriers to, cancellation. The order also authorizes the Director to expand the title acceptance pilot into an ongoing, nationwide program through both Enterprises, under which an Enterprise may accept an automated review or other title-risk assessment approved by FHFA in lieu of a lender’s title insurance policy on eligible refinance transactions. We are currently evaluating the potential impact of the Executive Order.
Federal Housing Finance Agency
From time to time, FHFA in its power both as our Conservator and regulator has rescinded or modified certain guidance, directives, and other requirements affecting the Enterprises. FHFA may continue modifying, rescinding, or withdrawing, or changing its approach to implementation and enforcement of, guidance, directives, and other requirements relating to the Enterprises. The impact of these and any similar future actions taken by FHFA are uncertain at this time. The Risk Factors section of our Annual Report provides additional information on the risks presented by the Conservatorship, among other risks.
FICO® Score 10T, VantageScore® 4.0, and Freddie ScoreSM

On April 22, 2026, we announced a limited rollout to accept loans delivered with VantageScore 4.0 from approved sellers. We also announced we expect to implement FICO Score 10T at a later date. In July 2026, we published on our website historical credit score data for FICO Score 10T and additional credit score data for VantageScore 4.0 for loans acquired during specified periods. Effective September 9, 2026, we have expanded the availability of VantageScore 4.0 to all sellers. All sellers may now use VantageScore 4.0 without prior written approval when originating and selling eligible mortgages to Freddie Mac.
In October 2026, we adopted a uniform pricing grid for both FICO and VantageScore 4.0 loans. Sellers may select which credit score to use when pricing a loan for us to purchase. The adoption of VantageScore 4.0 and the alignment of loan level pricing adjustments across credit scoring models could affect the composition and credit characteristics of loans we acquire, as well as lower the amount of guarantee fees we receive on newly acquired loans.
On September 11, 2026, we released historical data on our Freddie Score. Freddie Score is an internal company model used to assess loan credit characteristics. The Freddie Score is just one of the inputs the company considers for purchase eligibility and portfolio management activities. The Freddie Score model output is referred to as “Freddie Score.” We are providing Freddie Score data to market participants for informational purposes and in the interest of transparency.
Beginning October 2026, we have started disclosing Classic FICO, VantageScore 4.0, and Freddie Score, to the extent each is available, in our new securities issuances. Each of these scores is calculated using different methodologies and inputs, are presented on different scales, and are not comparable with one another.

Freddie Mac 3Q 2026 Form 10-Q	34

Management's Discussion and Analysis	Regulation and Supervision

2026 Dodd-Frank Stress Test Results

FHFA requires that we assess our capital adequacy under its rule implementing the Dodd-Frank Act through annual stress tests. We have published the results of the severely adverse scenarios for 2026 and previous years on our website at www.freddiemac.com/investors/resources.
Affordable Housing Goal Results

In September 2026, FHFA determined our 2025 performance on single-family and multifamily goals and subgoals. We exceeded all of our single-family and multifamily goals and subgoals except the single-family minority census tracts home purchase subgoal.
FHFA determined that the achievement of this goal was feasible but has informed us it will not require us to submit a formal Housing Plan for this subgoal, citing the small margin by which we missed this subgoal (0.2 percentage points) and that we had not previously failed to meet this subgoal. We expect to continue to serve this market as part of the low-income areas subgoal in line with our goal requirements and FHFA's conservatorship expectations.
Our performance on the goals for 2025 and 2024, as determined by FHFA, is set forth in the table below.
Table 39 - 2025 and 2024 Affordable Housing Goals Results

	2025			2024
Affordable Housing Goals	Benchmark Level	Market Level	Results	Benchmark Level	Market Level	Results
Single-Family:
Low-income home purchase goal	25%	27.3%	27.8%	28%	25.5%	26.6%
Very low-income home purchase goal	6	6.6	6.3	7	6.0	6.1
Low-income areas home purchase goal(1)	21	28.3	27.8	19	27.9	28.0
Minority census tracts home purchase subgoal	12	11.9	11.7	10	11.9	12.0
Low-income census tracts home purchase subgoal	4	9.3	8.5	4	9.9	9.2
Low-income refinance goal	26	31.6	30.2	26	34.8	33.0
Multifamily:
Low-income goal	61%	N/A	69.7%	61%	N/A	65.3%
Very low-income subgoal	14	N/A	16.7	12	N/A	15.3
Small multifamily (5-50 units) low-income subgoal	2	N/A	3.2	2.5	N/A	3.4
(1)The low-income areas home purchase goal benchmark level is the sum of (1) the minority census tracts home purchase subgoal, (2) the low-income census tracts home purchase subgoal, and (3) a disaster areas increment FHFA sets separately for each year in accordance with existing practice. FHFA set the disaster areas increment at 5% for each of 2025 and 2024.

Freddie Mac 3Q 2026 Form 10-Q	35

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to our conservatorship, our current expectations and objectives for our Single-Family and Multifamily segments, our efforts to assist the housing market, liquidity and capital management, and the effects of economic and market conditions and trends including changes in house prices and house price forecasts, our market coverage, the effect of legislative, judicial, and regulatory developments and new accounting guidance, the credit quality of loans the company owns or guarantees, the costs and benefits of the company’s CRT transactions, the impact of banking crises or failures, and the effects of wars, terrorist incidents, public policy and political developments, cybersecurity incidents, natural disasters or catastrophic events and actions taken in response thereto. Forward-looking statements involve known and unknown risks and uncertainties beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," "can," "risk," "would," "design," "option," "continue," "estimate," "potential," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2025 Annual Report, and including, without limitation, the following:
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
■ Changes in tax laws;
■ Changes in privacy, AI, and cybersecurity laws and regulations;
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
■ Our ability to manage mortgage credit risk, including the effect of changes in underwriting and servicing practices, as well as new credit scoring methodologies;
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

Freddie Mac 3Q 2026 Form 10-Q	36

Management's Discussion and Analysis	Forward-Looking Statements

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

Freddie Mac 3Q 2026 Form 10-Q	37

Financial Statements

Financial Statements

Freddie Mac 3Q 2026 Form 10-Q	38

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except per share-related amounts)	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Net interest income
Interest income	$35,065	$32,975	$102,990	$96,388
Interest expense	(29,188)	(27,520)	(85,484)	(80,532)
Net interest income	5,877	5,455	17,506	15,856

Non-interest income (loss)
Guarantee income	213	377	821	1,215
Investment gains (losses), net	599	(237)	215	74
Other income	121	144	392	362
Non-interest income (loss)	933	284	1,428	1,651
Net revenues	6,810	5,739	18,934	17,507

(Provision) benefit for credit losses	(800)	(175)	400	(1,238)

Non-interest expense
Salaries and employee benefits	(400)	(423)	(1,171)	(1,299)
Professional services, technology, and occupancy	(286)	(293)	(817)	(841)
Credit enhancement expense	(422)	(489)	(1,370)	(1,540)
Legislative and regulatory assessments	(839)	(839)	(2,511)	(2,481)
Other expense	(47)	(72)	(244)	(201)
Non-interest expense	(1,994)	(2,116)	(6,113)	(6,362)

Income before income tax expense	4,016	3,448	13,221	9,907
Income tax expense	(781)	(675)	(2,590)	(1,953)
Net income	3,235	2,773	10,631	7,954
Other comprehensive income (loss), net of taxes and reclassification adjustments	(29)	16	(40)	71
Comprehensive income	$3,206	$2,789	$10,591	$8,025

Net income	$3,235	$2,773	$10,631	$7,954
Amounts attributable to senior preferred stock	(3,206)	(2,789)	(10,591)	(8,025)
Net income (loss) attributable to common stockholders	$29	($16)	$40	($71)
Net income (loss) per common share	$0.01	$0.00	$0.01	($0.02)
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2026 Form 10-Q	39

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2026	2025
Assets
Cash and cash equivalents (includes $1,120 and $1,234 of restricted cash and cash equivalents)	$4,561	$5,327
Securities purchased under agreements to resell	48,402	71,919
Investment securities, at fair value	78,167	85,412
Mortgage loans held-for-sale	1,632	1,014
Mortgage loans held-for-investment (net of allowance for credit losses of $7,382 and $7,968 and includes $6,298 and $7,005 at fair value)	3,354,872	3,290,066
Accrued interest receivable	12,725	12,254
Deferred tax assets, net	4,031	5,040
Other assets (includes $6,964 and $6,421 at fair value)	27,815	26,566
Total assets	$3,532,205	$3,497,598
Liabilities and equity
Liabilities
Accrued interest payable	$10,985	$10,597
Debt issued by consolidated trusts (includes $5,789 and $5,841 at fair value)	3,261,342	3,198,008
Short-term debt	9,525	37,718
Long-term debt (includes $177 and $195 at fair value)	156,998	169,296
Other liabilities (includes $1,852 and $781 at fair value)	12,380	11,595
Total liabilities	3,451,230	3,427,214
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $150,417 and $140,248)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(1,908)	(12,539)
AOCI, net of taxes	11	51
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	80,975	70,384
Total liabilities and equity	$3,532,205	$3,497,598
The table below presents the carrying value and classification of the assets and liabilities related to consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2026	2025
Assets
Cash and cash equivalents (includes $1,018 and $1,136 of restricted cash and cash equivalents)	$1,018	$1,136
Securities purchased under agreements to resell	14,007	19,107
Investment securities, at fair value	854	34
Mortgage loans held-for-investment	3,281,419	3,198,847
Accrued interest receivable	11,503	10,825
Other assets	7,142	8,573
Total assets of consolidated VIEs	$3,315,943	$3,238,522
Liabilities
Accrued interest payable	$9,881	$9,312
Debt issued by consolidated trusts	3,261,342	3,198,008
Total liabilities of consolidated VIEs	$3,271,223	$3,207,320
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2026 Form 10-Q	40

Financial Statements	Condensed Consolidated Statements of Equity
FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Senior preferred stock
Balance at beginning of period and September 30	$72,648	$72,648	$72,648	$72,648
Preferred stock, at redemption value
Balance at beginning of period and September 30	14,109	14,109	14,109	14,109
Common stock, at par value
Balance at beginning of period and September 30	—	—	—	—
Retained earnings
Balance at beginning of period	(5,143)	(18,089)	(12,539)	(23,270)
Net income	3,235	2,773	10,631	7,954
Balance at September 30	(1,908)	(15,316)	(1,908)	(15,316)
AOCI, net of tax
Balance at beginning of period	40	28	51	(27)
Other comprehensive income (loss), net of taxes of $8 million, $4 million, $11 million, and $19 million, respectively	(29)	16	(40)	71
Balance at September 30	11	44	11	44
Treasury stock, at cost
Balance at beginning of period and September 30	(3,885)	(3,885)	(3,885)	(3,885)
Total equity	$80,975	$67,600	$80,975	$67,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2026 Form 10-Q	41

Financial Statements	Condensed Consolidated Statements of Cash Flows
FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2026	YTD 2025
Net cash provided by (used in) operating activities	$10,847	$16,795
Cash flows from investing activities
Investment securities:
Purchases	(57,455)	(74,585)
Proceeds from sales	50,939	40,915
Proceeds from maturities and repayments	11,039	3,895
Mortgage loans acquired held-for-investment:
Purchases	(160,619)	(118,732)
Proceeds from sales	1,398	2,593
Proceeds from repayments	283,797	230,251
Advances under secured lending arrangements	(99,274)	(99,028)
Net (increase) decrease in securities purchased under agreements to resell	23,957	16,582
Cash flows related to derivatives	3,894	(1,234)
Other, net	(511)	(624)
Net cash provided by (used in) investing activities	57,165	33
Cash flows from financing activities
Debt issued by consolidated trusts:
Proceeds from issuance	290,186	205,725
Repayments and redemptions	(319,751)	(240,143)
Borrowings with original maturity of more than three months:
Proceeds from issuance	63,782	121,427
Repayments	(87,733)	(111,234)
Net increase (decrease) in:
Borrowings with original maturity of three months or less	(14,814)	9,250
Securities sold under agreements to repurchase	(440)	(2,759)
Other, net	(8)	(4)
Net cash provided by (used in) financing activities	(68,778)	(17,738)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(766)	(910)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	5,327	5,534
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$4,561	$4,624

Supplemental cash flow information
Cash paid for:
Debt interest	$90,102	$83,386
Income taxes (net of refunds received)	2,200	1,800
Non-cash investing and financing activities (Note 3 and Note 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2026 Form 10-Q	42

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 3Q 2026 Form 10-Q	43

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The amendments in this Update clarify certain aspects of the guidance on hedge accounting and address several incremental hedging issues arising from the global reference rate reform initiative.	January 1, 2026	The adoption of these amendments did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disaggregated disclosures for certain expense categories.	December 31, 2027	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans	The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326.	January 1, 2027	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 3Q 2026 Form 10-Q	44

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	September 30, 2026
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,312	$145	$475	$28,391	$23,269
Resecuritization products(2)	6,122	90	1,404	94,144	94,488
CRT products(3)	—	100	79	22,071	3
Total Single-Family	7,434	335	1,958	144,606	117,760
Multifamily:
Securitization products(4)	3,209	4,110	3,432	305,165	275,714
CRT products(3)	—	54	18	3,203	32
Total Multifamily	3,209	4,164	3,450	308,368	275,746
Other	—	6	—	55	12
Total	$10,643	$4,505	$5,408	$453,029	$393,518

Freddie Mac 3Q 2026 Form 10-Q	45

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2025
	Carrying Amounts of the Assets and Liabilities on the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment Securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,451	$162	$498	$30,025	$24,604
Resecuritization products(2)	5,503	74	675	98,370	98,754
CRT products(3)	—	97	134	24,437	6
Total Single-Family	6,954	333	1,307	152,832	123,364
Multifamily:
Securitization products(4)	5,052	4,886	3,792	332,572	299,507
CRT products(3)	—	31	21	2,446	16
Total Multifamily	5,052	4,917	3,813	335,018	299,523
Other	—	7	—	64	15
Total	$12,006	$5,257	$5,120	$487,914	$422,902
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
(4)    Maximum exposure to loss excludes the exposure related to advances made by us as guarantor or master servicer. The outstanding balances of guarantor advances were $0.3 billion and $0.4 billion as of September 30, 2026 and December 31, 2025, respectively. The outstanding balances of master servicer advances were not material for the periods presented.
Investments in Low Income Housing Tax Credits

We invest in LIHTC partnerships to support and preserve the supply of affordable housing. These investments do not provide us with a controlling financial interest in the underlying partnerships and we therefore do not consolidate these entities. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $5.9 billion as of September 30, 2026 and $5.2 billion as of December 31, 2025.

Freddie Mac 3Q 2026 Form 10-Q	46

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	September 30, 2026			December 31, 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$1,601	$360	$1,961	$1,108	$136	$1,244
Cost basis and fair value adjustments, net	(292)	(37)	(329)	(216)	(14)	(230)
Total held-for-sale loans, net	1,309	323	1,632	892	122	1,014
Held-for-investment UPB	3,149,490	194,069	3,343,559	3,117,945	153,124	3,271,069
Cost basis and fair value adjustments, net(1)	19,673	(978)	18,695	27,491	(526)	26,965
Allowance for credit losses	(6,814)	(568)	(7,382)	(7,297)	(671)	(7,968)
Total held-for-investment loans, net(2)	3,162,349	192,523	3,354,872	3,138,139	151,927	3,290,066
Total mortgage loans, net	$3,163,658	$192,846	$3,356,504	$3,139,031	$152,049	$3,291,080
(1)Includes ($1.0) billion and ($0.3) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of September 30, 2026 and December 31, 2025, respectively.
(2)Includes $6.3 billion and $7.0 billion of multifamily held-for-investment loans for which we have elected the fair value option as of September 30, 2026 and December 31, 2025, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Single-Family:
Purchases:
Held-for-investment loans	$98,472	$99,428	$311,105	$270,677
Sales of held-for-sale loans	382	707	382	1,962
Multifamily:
Purchases:
Held-for-investment loans	15,840	24,522	46,361	37,099
Held-for-sale loans	51	195	273	7,722
Sales of held-for-sale loans	380	1,781	1,377	16,632

Freddie Mac 3Q 2026 Form 10-Q	47

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	3Q 2026			3Q 2025
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$554	$14	$—	$610	$20	$—
Held-for-sale to held-for-investment(2)	40	2	2	96	9	6
Multifamily reclassifications from:
Held-for-investment to held-for-sale	599	1	(35)	99	—	(5)
Held-for-sale to held-for-investment(2)	—	—	—	130	—	—

	YTD 2026			YTD 2025
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,347	$40	$—	$1,575	$28	$—
Held-for-sale to held-for-investment(2)	273	21	20	436	37	25
Multifamily reclassifications from:
Held-for-investment to held-for-sale	1,323	3	(70)	916	2	(35)
Held-for-sale to held-for-investment(2)	—	—	—	336	(1)	5
(1)Amounts exclude reclassifications related to loans for which we have elected the fair value option.
(2)Allowance for credit losses established upon loan reclassifications from held-for-sale to held-for-investment to reflect the net amount we expect to collect on the loan. Loans with prior charge-offs may have a negative allowance for credit losses established upon reclassification.

Freddie Mac 3Q 2026 Form 10-Q	48

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Interest Income

The table below presents the amortized cost basis of non-accrual loans as of the beginning and the end of the periods presented, including the interest income recognized for the period that is related to the loans on non-accrual status as of the period end.
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	September 30, 2026	December 31, 2025	3Q 2026	YTD 2026
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$17,858	$16,739	$49	$244
15-year or less, amortizing fixed-rate	439	482	1	5
Adjustable-rate and other	214	221	1	3
Total Single-Family	18,511	17,442	51	252
Total Multifamily	199	227	—	1
Total Single-Family and Multifamily	$18,710	$17,669	$51	$253

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	September 30, 2025	December 31, 2024	3Q 2025	YTD 2025
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$15,430	$15,157	$43	$204
15-year or less, amortizing fixed-rate	462	511	1	4
Adjustable-rate and other	222	240	1	3
Total Single-Family	16,114	15,908	45	211
Total Multifamily	257	125	1	2
Total Single-Family and Multifamily	$16,371	$16,033	$46	$213
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
Table 3.5 - Accrued Interest Receivable and Related Charge-Offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-Offs
(In millions)	September 30, 2026	December 31, 2025	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Single-Family loans	$10,986	$10,547	($79)	($65)	($222)	($189)
Multifamily loans	826	663	(1)	—	(6)	(3)
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

Freddie Mac 3Q 2026 Form 10-Q	49

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	September 30, 2026
	Year of Origination						Total
(In millions)	2026	2025	2024	2023	2022	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$37,998	$51,693	$44,364	$38,569	$121,895	$1,440,538	$1,735,057
> 60 to 80	99,759	125,164	102,015	86,536	143,774	166,925	724,173
> 80 to 90	44,807	66,090	59,723	37,460	34,205	7,450	249,735
> 90 to 100	55,762	59,052	32,148	10,732	6,980	1,141	165,815
> 100	171	900	2,289	1,752	1,639	229	6,980
Total 20- and 30-year or more, amortizing fixed-rate	238,497	302,899	240,539	175,049	308,493	1,616,283	2,881,760
Current-year gross charge-offs	—	15	80	115	124	107	441
15-year or less, amortizing fixed-rate
≤ 60	6,522	10,642	5,380	3,694	18,304	179,267	223,809
> 60 to 80	6,639	8,450	3,225	1,127	888	110	20,439
> 80 to 90	1,421	1,567	314	45	26	—	3,373
> 90 to 100	647	349	21	4	2	—	1,023
> 100	7	2	1	—	—	—	10
Total 15-year or less, amortizing fixed-rate	15,236	21,010	8,941	4,870	19,220	179,377	248,654
Current-year gross charge-offs	—	1	—	1	1	2	5
Adjustable-rate and other
≤ 60	1,621	1,996	328	425	1,778	12,125	18,273
> 60 to 80	4,347	4,629	881	1,109	1,872	492	13,330
> 80 to 90	1,891	1,900	454	452	443	20	5,160
> 90 to 100	1,402	1,151	139	116	95	4	2,907
> 100	3	5	2	12	22	2	46
Total adjustable-rate and other	9,264	9,681	1,804	2,114	4,210	12,643	39,716
Current-year gross charge-offs	—	—	—	—	1	—	1
Total for all loan product types by current LTV ratio:
≤ 60	46,141	64,331	50,072	42,688	141,977	1,631,930	1,977,139
> 60 to 80	110,745	138,243	106,121	88,772	146,534	167,527	757,942
> 80 to 90	48,119	69,557	60,491	37,957	34,674	7,470	258,268
> 90 to 100	57,811	60,552	32,308	10,852	7,077	1,145	169,745
> 100	181	907	2,292	1,764	1,661	231	7,036
Total Single-Family loans	$262,997	$333,590	$251,284	$182,033	$331,923	$1,808,303	$3,170,130
Total current-year gross charge-offs	$—	$16	$80	$116	$126	$109	$447

Freddie Mac 3Q 2026 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2025
	Year of Origination						Total
(In millions)	2025	2024	2023	2022	2021	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,112	$47,188	$39,388	$114,149	$557,834	$936,838	$1,742,509
> 60 to 80	118,639	110,794	95,194	162,477	179,033	40,311	706,448
> 80 to 90	60,372	67,451	50,223	43,480	9,002	1,135	231,663
> 90 to 100	77,814	51,196	16,197	10,399	1,386	292	157,284
> 100	557	2,426	1,822	1,663	156	84	6,708
Total 20- and 30-year or more, amortizing fixed-rate	304,494	279,055	202,824	332,168	747,411	978,660	2,844,612
Full-year gross charge-offs	1	22	44	73	54	172	366
15-year or less, amortizing fixed-rate
≤ 60	9,953	5,816	3,987	19,872	96,005	111,387	247,020
> 60 to 80	9,450	4,281	1,879	1,833	286	17	17,746
> 80 to 90	1,967	639	105	57	3	—	2,771
> 90 to 100	1,007	104	15	7	—	—	1,133
> 100	8	2	1	—	—	—	11
Total 15-year or less, amortizing fixed-rate	22,385	10,842	5,987	21,769	96,294	111,404	268,681
Full-year gross charge-offs	—	—	—	1	1	1	3
Adjustable-rate and other
≤ 60	1,797	358	412	1,753	3,121	10,469	17,910
> 60 to 80	4,321	923	1,184	2,138	489	155	9,210
> 80 to 90	1,783	522	581	574	19	9	3,488
> 90 to 100	1,312	226	153	132	3	2	1,828
> 100	2	2	12	19	—	2	37
Total adjustable-rate and other	9,215	2,031	2,342	4,616	3,632	10,637	32,473
Full-year gross charge-offs	—	—	—	1	—	1	2
Total for all loan product types by current LTV ratio:
≤ 60	58,862	53,362	43,787	135,774	656,960	1,058,694	2,007,439
> 60 to 80	132,410	115,998	98,257	166,448	179,808	40,483	733,404
> 80 to 90	64,122	68,612	50,909	44,111	9,024	1,144	237,922
> 90 to 100	80,133	51,526	16,365	10,538	1,389	294	160,245
> 100	567	2,430	1,835	1,682	156	86	6,756
Total Single-Family loans	$336,094	$291,928	$211,153	$358,553	$847,337	$1,100,701	$3,145,766
Total full-year gross charge-offs	$1	$22	$44	$75	$55	$174	$371
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 3Q 2026 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	September 30, 2026
	Year of Origination							Total
(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans
Category:
Pass	$41,124	$66,673	$27,774	$12,337	$14,761	$18,996	$1,257	$182,922
Special mention	—	122	196	41	133	537	—	1,029
Substandard	—	—	540	741	970	591	—	2,842
Doubtful	—	—	—	—	—	—	—	—
Total	$41,124	$66,795	$28,510	$13,119	$15,864	$20,124	$1,257	$186,793
Current-year gross charge-offs	$—	$—	$—	$5	$3	$54	$—	$62

	December 31, 2025
	Year of Origination							Total
(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans
Category:
Pass	$63,205	$28,613	$13,374	$15,732	$7,238	$12,947	$1,851	$142,960
Special mention	—	49	173	177	96	670	—	1,165
Substandard	—	163	266	581	233	225	—	1,468
Doubtful	—	—	—	—	—	—	—	—
Total	$63,205	$28,825	$13,813	$16,490	$7,567	$13,842	$1,851	$145,593
Full-year gross charge-offs	$—	$—	$—	$11	$—	$115	$—	$126
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	September 30, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,828,071	$28,483	$7,849	$17,357	$2,881,760	$1,590
15-year or less, amortizing fixed-rate	246,817	1,168	246	423	248,654	9
Adjustable-rate and other	39,130	290	87	209	39,716	31
Total Single-Family	3,114,018	29,941	8,182	17,989	3,170,130	1,630
Total Multifamily	186,404	152	38	199	186,793	148
Total Single-Family and Multifamily	$3,300,422	$30,093	$8,220	$18,188	$3,356,923	$1,778

Freddie Mac 3Q 2026 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,793,168	$27,286	$7,892	$16,266	$2,844,612	$662
15-year or less, amortizing fixed-rate	266,741	1,196	276	468	268,681	7
Adjustable-rate and other	31,880	291	87	215	32,473	31
Total Single-Family	3,091,789	28,773	8,255	16,949	3,145,766	700
Total Multifamily	145,344	57	2	190	145,593	132
Total Single-Family and Multifamily	$3,237,133	$28,830	$8,257	$17,139	$3,291,359	$832
(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both September 30, 2026 and December 31, 2025.
(2)Includes $4.7 billion and $4.0 billion of single-family loans that were in the process of foreclosure as of September 30, 2026 and December 31, 2025, respectively.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2026
(Dollars in millions)	Payment Delay(2)	Payment Delay and Interest Rate Reduction	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,612	$1	$1,885	$791	$8,289	0.3%
15-year or less, amortizing fixed-rate	152	—	1	—	153	0.1
Adjustable-rate and other	49	—	4	—	53	0.1
Total Single-Family loan restructurings	$5,813	$1	$1,890	$791	$8,495	0.3

	3Q 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Interest Rate Reduction	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,347	$—	$2,183	$253	$7,783	0.3%
15-year or less, amortizing fixed-rate	172	—	1	—	173	0.1
Adjustable-rate and other	57	—	5	1	63	0.2
Total Single-Family loan restructurings	$5,576	$—	$2,189	$254	$8,019	0.3

Freddie Mac 3Q 2026 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2026
(Dollars in millions)	Payment Delay(2)	Payment Delay and Interest Rate Reduction	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,080	$1	$5,579	$1,821	$21,481	0.8%
15-year or less, amortizing fixed-rate	412	—	4	—	416	0.2
Adjustable-rate and other	125	—	8	—	133	0.3
Total Single-Family loan restructurings	$14,617	$1	$5,591	$1,821	$22,030	0.7

	YTD 2025
(Dollars in millions)	Payment Delay(2)	Payment Delay and Interest Rate Reduction	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,759	$—	$6,073	$623	$21,455	0.8%
15-year or less, amortizing fixed-rate	496	—	2	—	498	0.2
Adjustable-rate and other	138	—	13	2	153	0.5
Total Single-Family loan restructurings	$15,393	$—	$6,088	$625	$22,106	0.7
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in the trial period modification plans was $3.8 billion and $3.5 billion as of September 30, 2026 and September 30, 2025, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $1.7 billion and $5.6 billion related to payment deferral plans for 3Q 2026 and YTD 2026, respectively, compared to $2.0 billion and $6.8 billion for 3Q 2025 and YTD 2025, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2026
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.9%	144	$28
15-year or less, amortizing fixed-rate	—	36	10
Adjustable-rate and other	NM	105	14

Freddie Mac 3Q 2026 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	3Q 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.5%	146	$27
15-year or less, amortizing fixed-rate	NM	39	11
Adjustable-rate and other	0.9	165	18

	YTD 2026
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.8%	144	$27
15-year or less, amortizing fixed-rate	—	36	11
Adjustable-rate and other	NM	112	16

	YTD 2025
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.6%	151	$23
15-year or less, amortizing fixed-rate	NM	38	11
Adjustable-rate and other	0.8	166	15
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2026
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,154	$983	$223	$2,360
15-year or less, amortizing fixed-rate	26	—	—	26
Adjustable-rate and other	10	2	—	12
Total Single-Family	$1,190	$985	$223	$2,398

Freddie Mac 3Q 2026 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	3Q 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,128	$832	$69	$2,029
15-year or less, amortizing fixed-rate	29	—	—	29
Adjustable-rate and other	7	2	—	9
Total Single-Family	$1,164	$834	$69	$2,067

	YTD 2026
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,810	$2,471	$444	$5,725
15-year or less, amortizing fixed-rate	63	1	—	64
Adjustable-rate and other	20	5	—	25
Total Single-Family	$2,893	$2,477	$444	$5,814

	YTD 2025
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,703	$1,808	$96	$4,607
15-year or less, amortizing fixed-rate	75	—	—	75
Adjustable-rate and other	20	3	—	23
Total Single-Family	$2,798	$1,811	$96	$4,705
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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	September 30, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,372	$3,739	$2,195	$7,176	$27,482
15-year or less, amortizing fixed-rate	279	74	49	149	551
Adjustable-rate and other	74	22	18	60	174
Total Single-Family	$14,725	$3,835	$2,262	$7,385	$28,207

Freddie Mac 3Q 2026 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	September 30, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,293	$3,551	$2,008	$6,602	$26,454
15-year or less, amortizing fixed-rate	339	88	49	173	649
Adjustable-rate and other	81	22	15	68	186
Total Single-Family	$14,713	$3,661	$2,072	$6,843	$27,289
Non-Cash Investing and Financing Activities

During YTD 2026 and YTD 2025, we acquired $191.3 billion and $190.2 billion, respectively, of loans held-for-investment in exchange for the issuance of debt issued by consolidated trusts in guarantor swap transactions. We received approximately $99.8 billion and $98.4 billion of loans held-for-investment from sellers during YTD 2026 and YTD 2025, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2026 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	September 30, 2026
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$28,391	$23,269	$430	39
Other mortgage-related guarantees	6,671	6,671	76	26
Total Single-Family mortgage-related guarantees	35,062	29,940	506
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	305,165	275,714	3,051	34
Other mortgage-related guarantees	9,990	9,978	306	32
Total Multifamily mortgage-related guarantees	315,155	285,692	3,357
Guarantees of Fannie Mae securities	94,144	94,144	—	30
Other	55	356	—	29

	December 31, 2025
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,025	$24,604	$453	40
Other mortgage-related guarantees	7,212	7,212	96	26
Total Single-Family mortgage-related guarantees	37,237	31,816	549
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	332,572	299,507	3,629	34
Other mortgage-related guarantees	10,003	9,992	332	33
Total Multifamily mortgage-related guarantees	342,575	309,499	3,961
Guarantees of Fannie Mae securities	98,370	98,370	—	36
Other	64	399	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Maximum exposure to loss excludes the exposure related to advances made by us as guarantor. The outstanding balances of guarantor advances were $0.3 billion and $0.4 billion as of September 30, 2026 and December 31, 2025, respectively.

Freddie Mac 3Q 2026 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	September 30, 2026
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$31,162	$1,883	$697	$1,320	$35,062
Multifamily	312,355	320	74	2,406	315,155
Total	$343,517	$2,203	$771	$3,726	$350,217

	December 31, 2025
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$32,713	$2,234	$860	$1,430	$37,237
Multifamily	340,501	141	218	1,715	342,575
Total	$373,214	$2,375	$1,078	$3,145	$379,812
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
The table below presents our other off-balance sheet credit exposures.
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	September 30, 2026	December 31, 2025
Mortgage loan purchase commitments(1)	$16,745	$14,010
Unsettled securities purchased under agreements to resell, net(2)	17,035	27,811
Other commitments(3)	3,573	3,788
Total	$37,353	$45,609
(1)Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $2.6 billion and $1.9 billion of unsettled securities sold under agreements to repurchase as of September 30, 2026 and December 31, 2025.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 3Q 2026 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	3Q 2026			3Q 2025			YTD 2026			YTD 2025
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$6,378	$850	$7,228	$7,516	$757	$8,273	$7,549	$956	$8,505	$6,691	$548	$7,239
Provision (benefit) for credit losses	685	115	800	118	57	175	(472)	72	(400)	968	270	1,238
Charge-offs	(210)	(11)	(221)	(118)	(111)	(229)	(569)	(76)	(645)	(405)	(116)	(521)
Recoveries collected	78	1	79	38	—	38	203	2	205	88	1	89
Other(1)	118	—	118	110	—	110	338	1	339	322	—	322
Ending balance	$7,049	$955	$8,004	$7,664	$703	$8,367	$7,049	$955	$8,004	$7,664	$703	$8,367

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,814	$568	$7,382	$7,383	$507	$7,890
Other(2)	235	387	622	281	196	477
Total ending balance	$7,049	$955	$8,004	$7,664	$703	$8,367
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    3Q 2026 vs. 3Q 2025 - The provision for credit losses for 3Q 2026 was primarily due to a credit reserve build in Single-Family driven by an increase in projected future mortgage interest rates, as well as new acquisitions. The provision for credit losses for 3Q 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions.
■    YTD 2026 vs. YTD 2025 - The benefit for credit losses for YTD 2026 was primarily due to a credit reserve release in Single-Family driven by updates to our process for generating future house price scenarios, partially offset by new acquisitions. The provision for credit losses for YTD 2025 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions, changes in estimated market values of single-family properties based on our internal house price index, and changes in forecasted house price growth rates.

Freddie Mac 3Q 2026 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	September 30, 2026	December 31, 2025
Trading securities	$76,009	$82,096
Available-for-sale securities	2,158	3,316
Total fair value of investment securities	$78,167	$85,412
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	September 30, 2026	December 31, 2025
Mortgage-related securities	$10,781	$10,932
Non-mortgage-related securities	65,228	71,164
Total fair value of trading securities	$76,009	$82,096
The table below provides details of our net trading gains (losses) recognized during the periods presented.
Table 6.3 - Net Trading Gains (Losses)

(In millions)	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Net trading gains (losses)	($1,632)	$63	($2,580)	$638
Less: Net trading gains (losses) on securities sold	(186)	42	(309)	62
Net trading gains (losses) related to securities still held at period end	($1,446)	$21	($2,271)	$576
Available-for-Sale Securities

At both September 30, 2026 and December 31, 2025, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.4 - Available-for-Sale Securities

	September 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$1,681	$8	($58)	$1,631	$4
Other mortgage-related securities	378	181	(32)	527	5
Total available-for-sale securities	$2,059	$189	($90)	$2,158	$9

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$2,726	$16	($40)	$2,702	$6
Other mortgage-related securities	423	209	(18)	614	7
Total available-for-sale securities	$3,149	$225	($58)	$3,316	$13

Freddie Mac 3Q 2026 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

The fair value of our available-for-sale securities held at September 30, 2026 scheduled to contractually mature after five years through ten years was $0.4 billion, with an additional $1.2 billion scheduled to contractually mature after ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	September 30, 2026
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$347	($8)	$963	($50)
Other mortgage-related securities	230	(10)	27	(22)
Total available-for-sale securities in a gross unrealized loss position	$577	($18)	$990	($72)

	December 31, 2025
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$178	$—	$1,713	($40)
Other mortgage-related securities	43	—	22	(18)
Total available-for-sale securities in a gross unrealized loss position	$221	$—	$1,735	($58)
At September 30, 2026, the gross unrealized losses in the table above relate to 142 securities.
The table below summarizes the total proceeds, gross realized gains, and gross realized losses from sales of available-for-sale securities.
Table 6.6 - Total Proceeds, Gross Realized Gains, and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Gross realized gains	$—	$—	1	$1
Gross realized losses	—	—	(16)	(1)
Net realized gains (losses)	$—	$—	($15)	$—
Total proceeds	$—	$49	$690	$846
Non-Cash Investing and Financing Activities

During YTD 2025, we derecognized $1.5 billion of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary. There was no such activity during YTD 2026.
During YTD 2026, we recognized $1.5 billion of investments in securities in exchange for the debt issued by consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated. There was no such activity during YTD 2025.
During 3Q 2026, we sold $1.0 billion of non-mortgage-related securities that were traded, but not settled at September 30, 2026. We settled our sale obligations during 4Q 2026.

Freddie Mac 3Q 2026 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Short-term and Long-term Debt
Short-term Debt

The table below summarizes the balances and effective interest rates for our short-term debt (debt with original maturities of one year or less).
Table 7.1 - Short-term Debt(1)

(Dollars in millions)	September 30, 2026	December 31, 2025
Par value	$9,581	$37,867
Carrying amount	9,525	37,718
Weighted average effective rate	3.79%	3.82%
(1)Includes $0.2 billion and $3.0 billion of callable debt as of September 30, 2026 and December 31, 2025, respectively.
Long-term Debt

The table below summarizes our long-term debt (debt with original maturities of more than one year).
Table 7.2 - Long-term Debt

	September 30, 2026				December 31, 2025
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Fixed-rate(3)	2026 - 2056	$105,877	$102,031	3.67%	2026 - 2054	$92,236	$90,104	3.62%
Variable-rate(4)	2026 - 2036	50,582	50,554	4.49	2026 - 2035	76,008	75,991	4.74
Zero-coupon	2027 - 2039	3,904	2,703	4.74	2026 - 2039	3,904	2,610	4.73
Other(5)	2027 - 2053	1,652	1,710	6.23	2028 - 2053	546	591	8.95
Total long-term debt		$162,015	$156,998	3.97		$172,694	$169,296	4.15
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.2 billion at both September 30, 2026 and December 31, 2025 of long-term debt that represents the fair value of debt for which the fair value option was elected. Includes hedge-related basis adjustments.
(2)Based on carrying amount. Excludes hedge-related basis adjustments.
(3)Includes $98.0 billion and $84.4 billion of callable debt as of September 30, 2026 and December 31, 2025, respectively.
(4)Includes $0.9 billion and $0.7 billion of callable debt as of September 30, 2026 and December 31, 2025, respectively.
(5)Includes STACR debt notes, SCR debt notes, IO debt, and certain other borrowings.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes contractual maturities of long-term debt securities at September 30, 2026.
Table 7.3 - Contractual Maturities of Long-term Debt(1)

(In millions)	Par Value
2026	$15,948
2027	47,291
2028	21,531
2029	18,891
2030	24,068
Thereafter	32,634
Total	$160,363
(1)Excludes certain debt obligations that borrowers may prepay at any time, generally without penalty.

Freddie Mac 3Q 2026 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Derivatives
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	September 30, 2026			December 31, 2025
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$630,418	$1,599	($303)	$557,848	$1,148	($306)
Written options	67,180	—	(2,027)	40,480	—	(1,459)
Purchased options	146,565	6,163	—	108,030	3,893	—
Futures	56,035	—	—	87,007	—	—
Total interest-rate risk management derivatives	900,198	7,762	(2,330)	793,365	5,041	(1,765)
Mortgage commitment derivatives	83,363	105	(256)	57,170	28	(15)
CRT-related derivatives(1)	25,274	—	(97)	26,883	—	(155)
Other	46,111	36	(1,484)	31,096	73	(601)
Total derivatives not designated as hedges	1,054,946	7,903	(4,167)	908,514	5,142	(2,536)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	134,790	48	(3,643)	125,908	198	(2,224)
Total derivatives designated as fair value hedges	134,790	48	(3,643)	125,908	198	(2,224)
Receivables (payables)		126	(42)		107	—
Netting adjustments(2)		(5,340)	6,013		(3,981)	3,979
Total derivatives portfolio, net	$1,189,736	$2,737	($1,839)	$1,034,422	$1,466	($781)
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(2)Represents counterparty netting and cash collateral netting.

Freddie Mac 3Q 2026 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivatives Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	September 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$7,802	($5,998)	$5,247	($3,989)
Cleared and exchange-traded derivatives	115	(17)	77	—
Mortgage commitment derivatives	124	(256)	50	(15)
Other	36	(1,581)	73	(756)
Total derivatives	8,077	(7,852)	5,447	(4,760)
Counterparty netting	(4,000)	4,000	(2,998)	2,998
Cash collateral netting(1)	(1,340)	2,013	(983)	981
Net amount presented in the condensed consolidated balance sheets	2,737	(1,839)	1,466	(781)
Gross amount not offset in the condensed consolidated balance sheets(2)	(2,334)	—	(1,155)	—
Net amount	$403	($1,839)	$311	($781)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Interest-rate risk management derivatives:
Swaps	$535	$108	$1,016	($307)
Written options	(663)	127	(590)	347
Purchased options	1,774	(372)	1,630	(729)
Futures	496	(20)	663	(196)
Total interest-rate risk management derivatives fair value gains (losses)	2,142	(157)	2,719	(885)
Mortgage commitment derivatives	832	(239)	994	(422)
CRT-related derivatives(1)	18	10	74	26
Other	(727)	69	(830)	231
Total derivatives not designated as hedges fair value gains (losses)	$2,265	($317)	$2,957	($1,050)
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 3Q 2026 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Hedge Accounting

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	3Q 2026		3Q 2025
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$35,065	($29,188)	$32,975	($27,520)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(2,608)	—	347	—
Derivatives designated as hedging instruments	2,500	—	(312)	—
Interest accruals on hedging instruments	9	—	194	—
Discontinued hedge related basis adjustments amortization	88	—	67	—
Interest contracts on debt(1):
Gain (loss) on fair value hedging relationships:
Hedged items	—	1,358	—	(473)
Derivatives designated as hedging instruments	—	(1,334)	—	481
Interest accruals on hedging instruments	—	(122)	—	(428)
Discontinued hedge related basis adjustment amortization	—	1	—	(11)
Total impact of fair value hedge accounting	($11)	($97)	$296	($431)

	YTD 2026		YTD 2025
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$102,990	($85,484)	$96,388	($80,532)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(3,151)	—	1,370	—
Derivatives designated as hedging instruments	2,939	—	(1,425)	—
Interest accruals on hedging instruments	103	—	446	—
Discontinued hedge related basis adjustments amortization	215	—	203	—
Interest contracts on debt(1):
Gain (loss) on fair value hedging relationships:
Hedged items	—	1,730	—	(1,881)
Derivatives designated as hedging instruments	—	(1,675)	—	1,903
Interest accruals on hedging instruments	—	(344)	—	(1,372)
Discontinued hedge related basis adjustment amortization	—	2	—	(23)
Total impact of fair value hedge accounting	$106	($287)	$594	($1,373)
(1)Represents amounts primarily related to long-term debt on our condensed consolidated balance sheets.

Freddie Mac 3Q 2026 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	September 30, 2026
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,032,725	($5,705)	($967)	($4,738)	$40,185	$8,585
Debt(1)	(87,201)	3,808	—	18	—	—

	December 31, 2025
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,084,479	($2,768)	($330)	($2,438)	$44,826	$8,585
Debt(1)	(68,285)	2,054	—	15	—	—
(1)Represents amounts primarily related to long-term debt on our condensed consolidated balance sheets.

Freddie Mac 3Q 2026 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	September 30, 2026		December 31, 2025
(In millions)	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase	Securities Purchased Under Agreements to Resell	Securities Sold Under Agreements to Repurchase
Gross amount recognized	$54,421	($6,019)	$78,378	($6,459)
Amount offset in the condensed consolidated balance sheets	(6,019)	6,019	(6,459)	6,459
Net amount presented in the condensed consolidated balance sheets	48,402	—	71,919	—
Gross amount not offset in the condensed consolidated balance sheets(1)	(48,402)	—	(71,919)	—
Net amount	$—	$—	$—	$—
(1)For securities purchased under agreements to resell, includes $53.8 billion and $78.3 billion of collateral that we had the right to repledge as of September 30, 2026 and December 31, 2025, respectively. We did not repledge collateral as of September 30, 2026 or December 31, 2025.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

(In millions)	September 30, 2026	December 31, 2025
Overnight and continuous	$4,791	$—
30 days or less	479	6,459
After 30 days through 90 days	749	—
Greater than 90 days	—	—
Total	$6,019	$6,459
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge, and for regulatory requirements.
Table 9.3 - Collateral in the Form of Securities Pledged

(In millions)	September 30, 2026	December 31, 2025
Trading securities	$11,682	$11,159

Freddie Mac 3Q 2026 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	3Q 2026	3Q 2025	YTD 2026	YTD 2025
Interest income
Mortgage loans	$33,414	$30,802	$97,965	$90,098
Investment securities	974	932	2,683	2,397
Securities purchased under agreements to resell	582	1,136	2,064	3,562
Other	95	105	278	331
Total interest income	35,065	32,975	102,990	96,388
Interest expense
Debt issued by consolidated trusts	(27,305)	(25,072)	(79,690)	(73,623)
Short-term debt	(113)	(302)	(567)	(640)
Long-term debt	(1,704)	(2,066)	(5,052)	(6,091)
Securities sold under agreements to repurchase	(66)	(80)	(175)	(178)
Total interest expense	(29,188)	(27,520)	(85,484)	(80,532)
Net interest income	5,877	5,455	17,506	15,856
(Provision) benefit for credit losses	(800)	(175)	400	(1,238)
Net interest income after (provision) benefit for credit losses	$5,077	$5,280	$17,906	$14,618

Freddie Mac 3Q 2026 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	3Q 2026			3Q 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$32,546	$2,519	$35,065	$31,421	$1,554	$32,975
Interest expense	(27,252)	(1,936)	(29,188)	(26,374)	(1,146)	(27,520)
Net interest income	5,294	583	5,877	5,047	408	5,455
Non-interest income (loss)
Guarantee income	10	203	213	20	357	377
Investment gains (losses), net	461	138	599	(252)	15	(237)
Other income	66	55	121	89	55	144
Non-interest income (loss)	537	396	933	(143)	427	284
Net revenues	5,831	979	6,810	4,904	835	5,739
(Provision) benefit for credit losses	(685)	(115)	(800)	(118)	(57)	(175)
Non-interest expense
Administrative expense(1)	(529)	(157)	(686)	(549)	(167)	(716)
Credit enhancement expense	(358)	(64)	(422)	(439)	(50)	(489)
Legislative and regulatory assessments	(827)	(12)	(839)	(821)	(18)	(839)
Other expense	(63)	16	(47)	(59)	(13)	(72)
Non-interest expense	(1,777)	(217)	(1,994)	(1,868)	(248)	(2,116)
Income before income tax expense	3,369	647	4,016	2,918	530	3,448
Income tax expense	(655)	(126)	(781)	(571)	(104)	(675)
Net income	2,714	521	3,235	2,347	426	2,773
Other comprehensive income (loss), net of taxes and reclassification adjustments	(9)	(20)	(29)	6	10	16
Comprehensive income	$2,705	$501	$3,206	$2,353	$436	$2,789

Freddie Mac 3Q 2026 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	YTD 2026			YTD 2025
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income
Interest income	$96,104	$6,886	$102,990	$92,108	$4,280	$96,388
Interest expense	(80,241)	(5,243)	(85,484)	(77,410)	(3,122)	(80,532)
Net interest income	15,863	1,643	17,506	14,698	1,158	15,856
Non-interest income (loss)
Guarantee income	49	772	821	76	1,139	1,215
Investment gains (losses), net	(43)	258	215	(49)	123	74
Other income	237	155	392	232	130	362
Non-interest income (loss)	243	1,185	1,428	259	1,392	1,651
Net revenues	16,106	2,828	18,934	14,957	2,550	17,507
(Provision) benefit for credit losses	472	(72)	400	(968)	(270)	(1,238)
Non-interest expense
Administrative expense(1)	(1,533)	(455)	(1,988)	(1,647)	(493)	(2,140)
Credit enhancement expense	(1,189)	(181)	(1,370)	(1,394)	(146)	(1,540)
Legislative and regulatory assessments	(2,475)	(36)	(2,511)	(2,441)	(40)	(2,481)
Other expense	(230)	(14)	(244)	(162)	(39)	(201)
Non-interest expense	(5,427)	(686)	(6,113)	(5,644)	(718)	(6,362)
Income before income tax expense	11,151	2,070	13,221	8,345	1,562	9,907
Income tax expense	(2,184)	(406)	(2,590)	(1,645)	(308)	(1,953)
Net income	8,967	1,664	10,631	6,700	1,254	7,954
Other comprehensive income (loss), net of taxes and reclassification adjustments	(19)	(21)	(40)	23	48	71
Comprehensive income	$8,948	$1,643	$10,591	$6,723	$1,302	$8,025
(1)Includes salaries and employee benefits and professional services, technology, and occupancy.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	September 30, 2026	December 31, 2025
Single-Family	$3,186,153	$3,156,290
Multifamily	509,584	495,835
Total segment assets	3,695,737	3,652,125
Reconciling items(1)	(163,532)	(154,527)
Total assets per condensed consolidated balance sheets	$3,532,205	$3,497,598

(1)Reconciling items include (1) assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and (2) assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 3Q 2026 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	September 30, 2026
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$921,513	29%	0.48%
Northeast	735,571	23	0.62
Southeast	572,643	18	0.71
Southwest	485,058	15	0.67
North Central	471,074	15	0.61
Total	$3,185,859	100%	0.61
State:
California	$505,315	16%	0.46%
Texas	232,626	7	0.75
Florida	215,690	7	0.85
New York	140,516	4	0.81
Illinois	119,711	4	0.72
All other	1,972,001	62	0.58
Total	$3,185,859	100%	0.61
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

Freddie Mac 3Q 2026 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	September 30, 2026
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
Northeast	$130,076	26%	0.87%
West	117,673	23	0.33
Southeast	108,848	21	0.38
Southwest	97,919	19	0.88
North Central	55,068	11	0.31
Total	$509,584	100%	0.58
State(3):
California	$64,567	13%	0.24%
Texas	61,101	12	0.99
Florida	46,708	9	0.31
New York	40,782	8	2.02
Georgia	22,301	4	0.22
All other	274,125	54	0.43
Total	$509,584	100%	0.58
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

Freddie Mac 3Q 2026 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2026
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$1,594	$564	$—	$2,158
Trading:
Mortgage-related securities	—	8,454	2,327	—	10,781
Non-mortgage-related securities	65,228	—	—	—	65,228
Total trading securities	65,228	8,454	2,327	—	76,009
Total investment securities	65,228	10,048	2,891	—	78,167
Mortgage loans held-for-investment	—	5,045	1,253	—	6,298
Other assets:
Guarantee assets	—	—	3,946	—	3,946
Derivative assets, net	35	7,881	35	(5,214)	2,737
Other assets	—	—	281	—	281
Total other assets	35	7,881	4,262	(5,214)	6,964
Total assets carried at fair value on a recurring basis	$65,263	$22,974	$8,406	($5,214)	$91,429
Liabilities:
Debt issued by consolidated trusts	$—	$5,749	$40	$—	$5,789
Long-term debt	—	123	54	—	177
Other liabilities:
Derivative liabilities, net	17	7,128	665	(5,971)	1,839
Other liabilities	—	—	13	—	13
Total other liabilities	17	7,128	678	(5,971)	1,852
Total liabilities carried at fair value on a recurring basis	$17	$13,000	$772	($5,971)	$7,818

Freddie Mac 3Q 2026 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,616	$700	$—	$3,316
Trading:
Mortgage-related securities	—	8,146	2,786	—	10,932
Non-mortgage-related securities	70,916	248	—	—	71,164
Total trading securities	70,916	8,394	2,786	—	82,096
Total investment securities	70,916	11,010	3,486	—	85,412
Mortgage loans held-for-investment	—	5,587	1,418	—	7,005
Other assets:
Guarantee assets	—	—	4,728	—	4,728
Derivative assets, net	5	5,261	74	(3,874)	1,466
Other assets	—	—	227	—	227
Total other assets	5	5,261	5,029	(3,874)	6,421
Total assets carried at fair value on a recurring basis	$70,921	$21,858	$9,933	($3,874)	$98,838
Liabilities:
Debt issued by consolidated trusts	$—	$5,808	$33	$—	$5,841
Long-term debt	—	125	70	—	195
Other liabilities:
Derivative liabilities, net	—	4,708	52	(3,979)	781
Total liabilities carried at fair value on a recurring basis	$—	$10,641	$155	($3,979)	$6,817
(1)     Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.

Freddie Mac 3Q 2026 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	3Q 2026
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at July 1, 2026	$3,114	$2	$822	$4,540	$238
Total realized/unrealized gains/losses(1)
Included in earnings	(181)	—	(102)	(102)	472
Included in other comprehensive income	(19)	—	—	—	—
Purchases	36	—	—	—	7
Issues	—	—	—	22	70
Sales	(5)	(2)	—	2	—
Settlements, net	(54)	—	(13)	(200)	—
Transfers into Level 3(3)	—	—	675	—	—
Transfers out of Level 3(3)	—	—	(129)	—	(15)
Balance at September 30, 2026	$2,891	$—	$1,253	$4,262	$772
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of September 30, 2026(2)	($101)	$—	($103)	($95)	$117
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of September 30, 2026	(15)	—	—	—	—

	YTD 2026
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2026	$3,486	$—	$1,418	$5,029	$155
Total realized/unrealized gains/losses(1)
Included in earnings	(421)	(2)	(172)	(190)	478
Included in other comprehensive income	(42)	—	—	—	—
Purchases	57	—	—	(15)	7
Issues	—	—	—	75	153
Sales	(5)	(2)	—	3	—
Settlements, net	(184)	—	(77)	(640)	(6)
Transfers into Level 3(3)	—	4	981	—	—
Transfers out of Level 3(3)	—	—	(897)	—	(15)
Balance at September 30, 2026	$2,891	$—	$1,253	$4,262	$772
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of September 30, 2026(2)	($186)	$—	($183)	($187)	$135
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of September 30, 2026	(33)	—	—	—	—

Freddie Mac 3Q 2026 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at July 1, 2025	$3,762	$—	$984	$5,341	$170
Total realized/unrealized gains/losses(1)
Included in earnings	(88)	—	(66)	26	(14)
Included in other comprehensive income	4	—	—	—	—
Purchases	248	—	—	(7)	—
Issues	—	—	—	50	12
Sales	—	—	—	(6)	—
Settlements, net	(63)	—	(14)	(235)	(21)
Transfers into Level 3	—	—	279	—	—
Transfers out of Level 3	(77)	—	(106)	—	—
Balance at September 30, 2025	$3,786	$—	$1,077	$5,169	$147
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of September 30, 2025(2)	$16	$—	($67)	$26	($14)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of September 30, 2025	3	—	—	—	—

	YTD 2025
(In millions)	Investment Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-for-Investment	Other Assets	Total Liabilities
Balance at January 1, 2025	$3,610	$1,295	$841	$5,439	$241
Total realized/unrealized gains/losses(1)
Included in earnings	(148)	3	(61)	172	(81)
Included in other comprehensive income	16	—	—	—	—
Purchases	460	32	—	(17)	—
Issues	—	—	—	359	15
Sales	—	—	—	(14)	—
Settlements, net	(152)	—	(83)	(770)	(27)
Transfers into Level 3	—	—	581	—	17
Transfers out of Level 3(4)	—	(1,330)	(201)	—	(18)
Balance at September 30, 2025	$3,786	$—	$1,077	$5,169	$147
Change in unrealized gains/losses(1) included in net income related to assets and liabilities still held as of September 30, 20252)	$189	$—	($69)	$172	($81)
Change in unrealized gains/losses(1), net of tax, included in OCI related to assets and liabilities still held as of September 30, 2025	13	—	—	—	—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2026 and September 30, 2025, respectively.
(3)Transfers in and out of Level 3 related to mortgage loans held-for-investment during 3Q 2026 and YTD 2026 were primarily driven by changes in the significance of unobservable inputs for certain multifamily loans.
(4)Transfers out of Level 3 related to mortgage loans held-for-sale during YTD 2025 were primarily driven by a decline in the significance of the unobservable inputs for certain multifamily loans.

Freddie Mac 3Q 2026 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides the valuation technique, range, and weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2026
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,125	External pricing sources	Price	$0.0 - $2,541.8	$70.9
	766	Other
Mortgage loans held-for-investment	1,253	External pricing sources	Price	$25.3 - $101.5	$84.1
Other assets	3,672	Discounted cash flows	OAS	20 - 1,616 bps	51 bps
	590	Other
Total Level 3 assets	$8,406
Liabilities
Total Level 3 liabilities	$772

	December 31, 2025
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities	$2,532	External pricing sources	Price	$0.0 - $3,520.6	$82.1
	954	Other
Mortgage loans held-for-investment	1,418	External pricing sources	Price	$48.4 - $105.8	$89.0
Other assets	4,424	Discounted cash flows	OAS	17 - 8,850 bps	50 bps
	605	Other
Total Level 3 assets	$9,933
Liabilities
Total Level 3 liabilities	$155
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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

(In millions)	September 30, 2026	December 31, 2025
Mortgage loans:(1)
Level 2	288	109
Level 3(2)	1,139	508
Total	$1,427	$617
(1)Includes loans that are classified as held-for-investment where we recognize credit losses, either through an allowance for credit losses or charge-off, based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost. The valuation date for certain items may occur during the period and not at period end.
(2)The predominant valuation technique used for Level 3 non-recurring fair value measurement at both September 30, 2026 and December 31, 2025 was external pricing sources. The unobservable inputs included a range of $56.1 - $104.1 and weighted average of $82.4 at September 30, 2026 and a range of $24.0 - $104.3 and weighted average of $85.7 at December 31, 2025.

Freddie Mac 3Q 2026 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.5 - Fair Value of Financial Instruments

		September 30, 2026
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$4,561	$4,561	$—	$—	$—	$4,561
Securities purchased under agreements to resell	Amortized cost	48,402	—	54,421	—	(6,019)	48,402
Investment securities:
Available-for-sale	FV - OCI	2,158	—	1,594	564	—	2,158
Trading	FV - NI	76,009	65,228	8,454	2,327	—	76,009
Total investment securities		78,167	65,228	10,048	2,891	—	78,167
Mortgage loans held-for-sale	Lower-of-cost-or fair -value	1,632	—	343	1,327	—	1,670
Mortgage loans held-for-investment, net of allowance for credit losses	Various(4)	3,354,872	—	2,546,943	351,775	—	2,898,718
Other assets:
Guarantee assets	FV - NI	3,946	—	—	3,946	—	3,946
Derivative assets, net	FV - NI	2,737	35	7,881	35	(5,214)	2,737
Other assets(5)	Various(6)	2,007	—	300	1,765	—	2,065
Total other assets		8,690	35	8,181	5,746	(5,214)	8,748
Total financial assets		$3,496,324	$69,824	$2,619,936	$361,739	($11,233)	$3,040,266
Financial liabilities
Debt issued by consolidated trusts	Various(7)	$3,261,342	$—	$2,802,692	$367	$—	$2,803,059
Short-term debt	Amortized cost	9,525	—	9,520	—	—	9,520
Long-term debt	Various(8)	156,998	—	153,627	2,531	—	156,158
Securities sold under agreements to repurchase	Amortized cost	—	—	6,019	—	(6,019)	—
Other liabilities:
Guarantee obligations	Amortized cost	3,823	—	88	5,273	—	5,361
Derivative liabilities, net	FV - NI	1,839	17	7,128	665	(5,971)	1,839
Other liabilities(5)	FV - NI	—	—	915	48	—	963
Total other liabilities		5,662	17	8,131	5,986	(5,971)	8,163
Total financial liabilities		$3,433,527	$17	$2,979,989	$8,884	($11,990)	$2,976,900

Freddie Mac 3Q 2026 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2025
	GAAP Measurement Category(1)	Carrying Amount(2)	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(3)	Total
Financial assets
Cash and cash equivalents	Amortized cost	$5,327	$5,327	$—	$—	$—	$5,327
Securities purchased under agreements to resell	Amortized cost	71,919	—	78,378	—	(6,459)	71,919
Investment securities:
Available-for-sale	FV - OCI	3,316	—	2,616	700	—	3,316
Trading	FV - NI	82,096	70,916	8,394	2,786	—	82,096
Total investment securities		85,412	70,916	11,010	3,486	—	85,412
Mortgage loans held-for-sale	Lower-of-cost-or fair -value	1,014	—	139	939	—	1,078
Mortgage loans held-for-investment, net of allowance for credit losses	Various(4)	3,290,066	—	2,626,057	382,754	—	3,008,811
Other assets:
Guarantee assets	FV - NI	4,728	—	—	4,730	—	4,730
Derivative assets, net	FV - NI	1,466	5	5,261	74	(3,874)	1,466
Other assets(5)	Various(6)	2,607	—	445	2,442	—	2,887
Total other assets		8,801	5	5,706	7,246	(3,874)	9,083
Total financial assets		$3,462,539	$76,248	$2,721,290	$394,425	($10,333)	$3,181,630
Financial liabilities
Debt issued by consolidated trusts	Various(7)	$3,198,008	$—	$2,913,353	$434	$—	$2,913,787
Short-term debt	Amortized cost	37,718	—	37,727	—	—	37,727
Long-term debt	Various(8)	169,296	—	167,440	2,674	—	170,114
Securities sold under agreements to repurchase	Amortized cost	—	—	6,459	—	(6,459)	—
Other liabilities:
Guarantee obligations	Amortized cost	4,494	—	92	6,104	—	6,196
Derivative liabilities, net	FV - NI	781	—	4,708	52	(3,979)	781
Other liabilities(5)	FV - NI	—	—	184	78	—	262
Total other liabilities		5,275	—	4,984	6,234	(3,979)	7,239
Total financial liabilities		$3,410,297	$—	$3,129,963	$9,342	($10,438)	$3,128,867
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Excludes allowance for credit losses on off-balance sheet credit exposure.
(3)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(4)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $6.3 billion as of September 30, 2026, respectively, and $3.3 trillion and $7.0 billion as of December 31, 2025, respectively.
(5)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(6)The GAAP carrying amounts measured at amortized cost and FV - NI were $1.7 billion and $0.3 billion as of September 30, 2026, respectively, and $2.4 billion and $0.2 billion as of December 31, 2025, respectively.
(7)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.3 trillion and $5.8 billion as of September 30, 2026, respectively, and $3.2 trillion and $5.8 billion as of December 31, 2025, respectively.
(8)The GAAP carrying amounts measured at amortized cost and FV - NI were $0.2 trillion and $0.2 billion as of September 30, 2026, respectively, and $0.2 trillion and $0.2 billion as of December 31, 2025, respectively.

Freddie Mac 3Q 2026 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.6 - Difference Between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	September 30, 2026			December 31, 2025
(In millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Mortgage loans held-for-investment	6,298	6,780	(482)	7,005	7,148	($143)
Long-term debt	37	36	1	51	48	3
Debt issued by consolidated trusts	5,179	5,450	(271)	5,387	5,445	(58)
(1)    Excludes interest-only securities related to debt issued by consolidated trusts and long-term debt with a fair value of $0.7 billion as of September 30, 2026 and $0.6 billion as of December 31, 2025.
The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.7 - Changes in Fair Value Under the Fair Value Option Election

	3Q 2026	3Q 2025	YTD 2026	YTD 2025
(In millions)	Gains (Losses)		Gains (Losses)
Mortgage loans held-for-sale	$—	$9	($2)	$237
Mortgage loans held-for-investment	(245)	(5)	(342)	63
Long-term debt	—	15	7	46
Debt issued by consolidated trusts	190	(7)	263	(59)
Other assets/other liabilities	—	2	—	127
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 3Q 2026 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In August 2018, the District Court denied the plaintiff's motion for class certification. On April 6, 2023, the U.S. Court of Appeals for the Sixth Circuit reversed the District Court's September 17, 2020 ruling, which had granted the plaintiff's request for summary judgment in favor of Freddie Mac and other defendants, and remanded the case to the District Court for further proceedings. On August 29, 2025, the District Court granted defendants' motions for summary judgment and final judgment was entered for all defendants. The plaintiff appealed to the U.S. Court of Appeals for the Sixth Circuit. On August 21, 2026, the Court of Appeals reversed, in part, and affirmed, in part, the District Court’s summary judgment ruling, vacated the District Court’s denial of class certification and its ruling excluding one of the plaintiff’s expert witnesses, and remanded the matter to the District Court for further proceedings. On September 29, 2026, the Court of Appeals denied Freddie Mac's petition for panel rehearing and rehearing en banc.
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

Freddie Mac 3Q 2026 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial began on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award prejudgment interest to the Freddie Mac shareholders. In 2023, we recorded a $313 million accrual for the adverse judgment. On March 20, 2024, the District Court entered final judgment. On April 17, 2024, the defendants filed a renewed motion for judgment as a matter of law, notwithstanding the jury verdict, which was denied on March 14, 2025. The defendants filed a notice of appeal to the U.S. Court of Appeals for the D.C. Circuit on April 11, 2025. On April 25, 2025, the individual plaintiffs and the class plaintiffs filed their own appeals to the U.S. Court of Appeals for the D.C. Circuit. The Court of Appeals affirmed the District Court's judgment on July 24, 2026. On October 16, 2026, the Court of Appeals denied the petition of Freddie Mac, Fannie Mae, and FHFA for panel rehearing and rehearing en banc.

Freddie Mac 3Q 2026 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			September 30, 2026		December 31, 2025
Adjusted total assets			$3,912		$3,905
Risk-weighted assets (standardized approach)			1,272		1,231

	September 30, 2026
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$16	$102	$102	1.3%	8.0%	8.0%
CET1 capital	(10)	57	117	(0.8)	4.5	9.2
Tier 1 capital	4	76	136	0.3	6.0	10.7
Adjusted total capital	4	102	162	0.3	8.0	12.7
Leverage capital:
Core capital	8	98	98	0.2	2.5	2.5
Tier 1 capital	4	98	113	0.1	2.5	2.9

	December 31, 2025
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	$6	$99	$99	0.5%	8.0%	8.0%
CET1 capital	(22)	55	114	(1.8)	4.5	9.3
Tier 1 capital	(7)	74	133	(0.6)	6.0	10.8
Adjusted total capital	(7)	99	158	(0.6)	8.0	12.8
Leverage capital:
Core capital	(2)	98	98	(0.1)	2.5	2.5
Tier 1 capital	(7)	98	113	(0.2)	2.5	2.9
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 3Q 2026 Form 10-Q	84

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
We provide disclosure about our mortgage-related securities, some of which are off-balance sheet obligations, on our website at www.freddiemac.com/mbs and mf.freddiemac.com/investors. From these addresses, investors can access information and documents, including offering circulars and offering circular supplements, for mortgage-related securities offerings.
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

Freddie Mac 3Q 2026 Form 10-Q	85

Other Information
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 3Q 2026. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2025 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 3Q 2026 Form 10-Q	86

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
Management, including the company's CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. As a result of management's evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2026, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2026
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2026 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2026 that we have not remediated.
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

Freddie Mac 3Q 2026 Form 10-Q	87

Controls and Procedures

Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 3Q 2026 have been prepared in conformity with GAAP.

Freddie Mac 3Q 2026 Form 10-Q	88

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

Freddie Mac 3Q 2026 Form 10-Q	89

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Kenny M. Smith
Kenny M. Smith
Chief Executive Officer
(Principal Executive Officer)
Date: October 29, 2026

By:	/s/ James Whitlinger
James Whitlinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 29, 2026

Freddie Mac 3Q 2026 Form 10-Q	90

Form 10-Q Index

Form 10-Q Index

Freddie Mac 3Q 2026 Form 10-Q	91